Form 10KSB
period 1996-05-31
CAM DESIGNS INC
filed 1996-08-29
CIK 945081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended May 31, 1996

                                       OR

    [ ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from________ to________

                         Commission File Number 1-13886

                                CAM DESIGNS INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                                    75-2257039
   -------------------------------                      ----------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

              460 Park Avenue, Suite 1100, New York, New York 10022
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (212) 448-0240

Securities registered under Section 12(b) of the Exchange Act:

                                               Name of each exchange
    Title of each class                          on which registered
    -------------------                        ---------------------


- - -   Class A Common Stock $.001 par value       National Market System of NASDAQ;
                                                 The Pacific Stock Exchange
- - -   Redeemable Warrants to
      Purchase Class A Common Stock            National Market System of NASDAQ;
                                                 The Pacific Stock Exchange
- - -   Units (consisting of 2
      shares of Class A Common
      Stock and one Warrant)


Securities registered under Section 12(g) of the Exchange Act:

- - -   Units (consisting of 2 shares
          of Class A Common
          Stock and one Warrant)           Electronic Bulletin Board of the NASD
- - --------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---    ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                           [Cover page 1 of 2 pages]

     The issuer's revenues for the fiscal year ending May 31, 1996 were approximately $24,660,000.

     As of August 18, 1996, the aggregate market value, based on the average bid and asked prices of the issuer's voting stock (Class A Common Stock) held by non-affiliates was approximately $12,960,000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

     As of August 18, 1996, there were 2,175,000 shares of Class A Common Stock outstanding.


Documents Incorporated By Reference

     None.


Transitional Small Business Disclosure Format:

     Yes          No  X
         ---         ---


TOTAL PAGES IN THIS REPORT:   32                     EXHIBIT INDEX:  PAGE  28
                             ----                                         ----


                            [Cover page 2 of 2 pages]

                                     Part I

Item 1.  Description of Business.

     CAM Designs Inc. (the "Company") consists of a group of United Kingdom-based entities ("CAM UK") organized between 1979 and 1988 to conduct business in the fields of automotive and aerospace design and engineering and the placement of temporary personnel engaged in automotive design and engineering activities. On September 9, 1994, the Company was organized in the United States under the laws of the State of Delaware for the purpose of acting as a holding company for the United Kingdom-based operations, for examining potential expansion of business activities into the United States, and for securing additional financing for the enterprise as a whole, as well as eliminating the preferred shares outstanding in CAM UK.

     The closing of the acquisition of shares pursuant to a Stock Purchase Agreement between the Company and the stockholders of CAM UK took place simultaneously with the closing of the initial public offering on July 27, 1995 (the date of such closings shall be referred to as the "Effective Date"). Unless otherwise stated, any reference to the "Company" herein shall, with respect to periods prior to the Effective Date, mean CAM UK and its subsidiaries. References to the "Company" in respect of periods after the Effective Date shall mean CAM UK and its subsidiaries, together with the Company.

     On the Effective Date, the Company acquired all of the outstanding shares of capital stock of CAM UK. CAM UK, in turn, owns all the shares of capital stock of the enterprises described on the chart below:

                           ----------------------------------------
                                              CAM
                                         Designs Inc.
                                        [the "Company"]
                           ----------------------------------------


                           ----------------------------------------
                                              CAM
                                    Designs Ltd. (formerly
                                      MGA Holdings LTD.)
                                          ["CAM UK"]
                           ----------------------------------------

       ------------------------------------------------------------------------------------------------------------------
                 MGA                          MGA                            MGA                     Armstrong
          Developments Ltd.             Recruitment Ltd.               Technology Ltd.             Designs Ltd.
               ["MGAD"]                     ["MGAR"]                      ["MGAT"]                    ["ADL"]
- - -------------------------------------------------------------------------------------------------------------------------
  B     Main operating company    Engineering placement agency       Marketing focus for     Engineers jigs and tools
  U       for automotive and         in automotive sector.        certain aerospace sales.      for automotive and
  S       aerospace sectors.                                                                    aerospace clients.

  I
  N
  E
  S
  S
- - -------------------------------------------------------------------------------------------------------------------------

     The Company's principal business activity is product development within the automotive and aerospace markets. Product development encompasses such pre-production disciplines as design/styling, engineering, tooling and prototyping. The largest market sector is automotive design which, during the fiscal year ended May 31, 1996, accounted for approximately 74% of the Company's sales, with aerospace activities accounting for approximately 14.7% and placement and recruitment activities the remaining 12% balance.

     The Company intends to expand its facilities and capabilities to penetrate further what it considers to be the high added value niche markets in the automotive and aerospace industries for its services. In that connection, it intends to aggressively explore and develop the potential for business activities in the United States and the Asian markets. Any resultant business from these sources are expected by the Company to continue to be performed at its facilities in the United Kingdom until such future date as overseas business generation may warrant the opening of a facility in the United States or elsewhere.

Automotive Activity

     The Company's automobile design and engineering activities are divided into two different types of projects: one dealing with new vehicle development programs in which the original equipment manufacturer ("OEM") places a new design into general production; the other consisting of customizing, on behalf of the OEM for a specific customer or class of customers, an existing vehicle for limited production and sale.

     The customization of vehicles requires many of the same steps taken in the vehicle development and design program outlined below. However, time and costs may be reduced by the fact that the basic vehicle has already been produced and is available in the Company shop for redesign and evaluation. Further, tooling for production of a customized vehicle is much simpler since relatively few customized vehicles are to be reproduced and, accordingly, molds and tooling for this purpose may be directly produced by the Company rather than subcontracted out as is done with vehicles undergoing full production programs. In the parlance of the trade, customized vehicles would require "soft" tooling while mass production vehicles would require "hard" tooling.

     The Company's area of expertise lies in the design and engineering of the vehicle body (the metal shell of the vehicle, termed "body-in-white" or BIW) for passenger cars, commercial vehicles and cabs of trucks.

Confidentiality

     Because of the nature of the work carried out by the Company (new vehicle design), confidentiality and security are maintained by the Company as follows:

     o All employees are required to sign Confidentiality Agreements when joining the Company;

     o An internal electronic access system allows only duly authorized personnel to enter each area and can be updated to accommodate specific project requirements;

     o An external and internal camera and infra-red security system is in place 24 hours a day, with external security (including on site private security personnel) used outside office hours; and

     o    All projects are code named as appropriate.

Quality Control

     The Company services its customers with exemplary quality control standards through a combination of its experienced skilled personnel, interacting with each other through various phases of vehicle development, while using advanced technology.

     The Company is able to link component CAD database information with advanced surface measuring software on its three-dimensional co-ordinate measuring equipment. This allows computer aided inspection to be performed directly against the CAD model and produces diagrammatic and co-ordinate color inspection reports.

Functions

     The Company's automotive activities encompass design, engineering, model and tool production and prototype functions.

o    Design         --   The design staff is charged with concept design,
                         packaging, trim and hardware design, clay models and packaging. It operates in two self-contained studios and often works closely with the engineering personnel.

o    Engineering    --   The Company provides professional teams for complete
                         engineering from concept to prototype. It has the capabilities of producing niche vehicle engineering and conversions, engine and vehicle packaging, structural engineering, chassis engineering, tool and fixture design, trim and hardware engineering and numerical control toolpathing. Engineering personnel utilize computer assisted design engineering and manufacturing hardware and software in their activities.

o    Model and
       Tooling      --   These facilities create, among other things, master
                         models, all forms of tooling for production of the ultimate vehicle, jigs and fixtures, stacks and panels.
                         The Company's modeling shop specializes in the utilization of advanced technology, such as computerized numerical controlled milling machines and other equipment.

o    Prototypes     --   The Company employs over twenty highly skilled sheet
                         metal workers who are experts in producing, among other things, prototype panels, sub-assemblies and complete vehicle bodies.

                         The prototype facility produces body-in-white and other structures from limited initial CAD and manually drawn instructions. This allows the manufacture of concept vehicles for testing purposes early in the program, making possible later stage functions, such as prototype tooling, to be performed with greater assurance.

Aerospace Activity

     The Company is currently involved in designing certain tooling in two main aircraft manufacturing technologies:

     1. Sheet metal technology. This is the technology of building structures, airframes, the tail assembly or empennage and engine enclosures or nacelles from light alloy components. Tooling associated with this technology includes stretch form tools, hydra-form blocks, chemitech templates, drill and trim jigs as well as ICY and assembly media. The Company's recent projects include Learjet 45 complete fuselage rib form tooling, IAE V2500 for the MD90 engine nacelle inner fixed structure, DC8 and DC9 stage II engine hush kit, Embraer 145 outer engine nacelle and, more recently, the fuselage rib frames for the Bombardier Global Express and design of tooling for a portion of the Boeing 737-700. A more recent development associated with sheet metal technology has been the augmentation of the tooling product with a design capability (for an aerospace tooling supplier).

     2. The composites technology. From electronic data, the Company is retained to build a master mold often required to resist both high temperatures and pressures. This master mold is used in the future production of composite fairing panels (to smooth shape transitions and reduce drag on the airframe), or load bearing structures with low weight. Composite technology requires a number of ancillary type tools such as trimming, drill and interchangeability (ICY) media. In recent times, the Company has been involved with the IBM Merlin/EH101 helicopter gearbox top structures, engine intakes and glazing bar structure, Learjet 45 main landing gear fairings, Sikorski S76C light weight engine cowl,

Rolls-Royce Trent 700/800 thrust reverser and more recently the Bombardier Global Express underbelly fairing.

     With regard to these two technologies, their respective contributions to the Company's aggregate aerospace sales revenues are as follows:

     o    sheet metal tooling represents approximately 80% of aerospace sales;

     o composite tooling represents approximately 10% of aerospace sales. Management believes that this percentage will grow as the proportion of composites used in an aircraft increases, although there can be no assurance that this will be the case; and

     o the remaining 10% of sales includes the design element and specialized tooling for other aircraft components which are very dependent on customer requirements.

Personnel Placement Services Activities

     CAM UK, through its wholly owned subsidiary, MGAR, is engaged in placing engineers and similar personnel with third parties, on a part-time or temporary basis. Such activities are basically focused upon placement of personnel with OEMs, primarily in the automobile industry. The Company retains such personnel as independent contractors, pays them an hourly rate and charges the customer for the services of these persons. An additional benefit of this operation is that it keeps CAM UK in contact with available personnel in the automotive field who may be utilized by the Company as part-time employees in its own operations. The Company's revenues from placement activities during the last several years have averaged approximately 10% of its aggregate revenues. The predecessor of this entity was established in 1978 and there are now in excess of 1,000 engineers and other professionals registered with this company. Among other things, such persons are trained in the disciplines of design, surface modelling, computer numerical control or "CNC" programming and machining, drafting, project management, model making, sheetmetal prototyping, as well as CAD hardware and software applications.

Corporate Strategy

     Management believes that there is a strong market for the potential expansion of its business, both in the United Kingdom and in other geographic areas, particularly North America, Western Europe and the Far East. Management's strategy is to expand its activities both within the automotive and aerospace business, particularly emphasizing aerospace activities (partially as a means of diversifying its business) and to actively explore North American and Far Easternbased automobile and truck manufacturers as well as the US aerospace industry for utilization of the Company's design and engineering services.

(a) Expansion of Facilities in the United Kingdom

     The Company has, since August, 1995, leased and outfitted a third new location in the same geographic area of the United Kingdom in which its operations are centered for the purpose of establishing a total in-house capacity to effectuate "Body-in-White" work as well as to expand its hand crafted modeling capabilities. The Company has also, since the consummation of its public offering, acquired additional CAD workstations and purchased another computer numerical control machine, thereby expanding the capacity of its two other locations. This has resulted in (i) a new capacity to totally perform automotive preproduction work, and (ii) an expansion of existing design, modeling, prototype and related capabilities.

(b) Expansion of Aerospace Activities in North America

     The Company presently has one designated marketing representative in its UK executive offices, whose prime task is to work with other Company management and professionals and coordinate the effort of focusing upon the US aerospace market. The Company has, in the recent past, been retained by UK subcontractors for American-based aircraft manufacturers, such as the Boeing Company and Lear, Inc. (now a division of Bombardier, Inc.), to perform services in connection with aircraft wing design and tooling. Its ability to perform portions of contracts emanating from such entities had been limited until the consummation of the Company's public offering in July, 1995 by the need to finance internally the contract costs until completion, since a number of larger aerospace firms do not ordinarily provide for progress payments.

     In addition, the British Ministry of Defense generally enforces a policy with respect to British government purchases of military equipment from abroad, under which the entities making such sales to the British government are encouraged to purchase an equivalent value of products or services from companies based in the UK. This policy takes the form of weighing as a factor, in the Ministry's purchasing decision, whether the supplier will, in turn, make such a commitment to purchase. As a result of this policy, US entities, such as the Boeing Company, Lockheed Corporation and the McDonnell Douglas Corp., upon making a sale of military equipment to the UK, would have an "offset obligation" to purchase potentially significant amounts of goods or services from firms based in the UK. The Company anticipates that this policy could lead to the possibility of significant sources of aerospace business to UK-based entities, such as the Company.

(c) Expansion of Automotive Business with North American and Far Eastern Manufacturers

     The Western European automobile market is evidencing expanding penetration by Far East Asian manufacturers, many of which are opening production facilities in Western Europe to produce cars destined for those markets. In addition, the market in China, particularly with that country's emphasis on change to a free market economy and its drive to industrialize and upgrade its technology, creates a sizable potential for the Company's services. The Company has had past experience in China by virtue of having created for a Chinese client, on a turnkey basis, a new model of truck, approximately 6 1/2 years ago. Management intends to utilize this prior experience in attempting to reinvigorate its efforts not only in the Chinese market but in neighboring geographic areas as well.

     In addition, approximately 13% of the Company's revenues in Fiscal 1994 were derived from the Company's design of a tractor-trailer cab for a Canadian truck manufacturer. The Company intends to build upon these and other customer relationships to attempt to further develop work generated from the North American market. Should business developments warrant and should the opportunity of opening or acquiring a North American facility become attractive, the Company will consider this possibility, although it has no present plans to create or acquire such a facility.

Sales and Marketing

     Sales and marketing activities are primarily conducted by in-house personnel of the Company. Four full time sales persons are employed by the Company and their activities are supplemented by various of the executive officers and such other technical personnel as may be appropriate in connection with any prospective retention by a client. One of such employees specializes in the aerospace markets. A significant source of business is recurring or new engagements secured from existing clients. In addition, the Company's marketing efforts include use of printed color brochures describing its activities and products, and other customary channels to solicit potential business. Finally, since some of the Company's activities involve high profile automobile products, it is the beneficiary of publicity concerning such products in news and magazine articles.

Markets and Customers

     General

     The Company's customers are manufacturers in the automotive industry in the United Kingdom and Western Europe and, to a lesser extent, such automotive manufacturers in North America and elsewhere, as well as aerospace companies located in North America which subcontract part of their work to be performed in the United Kingdom. The Company has, in recent years, depended for significant portions of its sales upon a relatively small group of manufacturers. During Fiscal 95, two automotive companies contributed more than 10% of the Company's revenues, representing 27.2% and 13.2%, respectively, and during Fiscal 96, three customers accounted for more than 10% of the Company's revenues, representing 22.1%, 17.3% and 12%, respectively. The reliance on a relatively small number of continuing customers for contracts which are larger in amount has had a beneficial effect of giving the Company a more reliable source of revenue while such contracts are in effect; however, this also has created the concomitant risk of making the Company more reliant upon a relatively small number of accounts. Most of the Company's revenues in the automotive and aerospace fields derive from fixed cost contracts; management of the Company believes that its personnel are able to estimate actual costs and control the same in the performance of work by the Company to remove a substantial amount of the risk that normally is placed upon companies performing fixed cost contracts rather than contracts based upon time, materials and a profit factor, and that fixed cost contracts afford it an opportunity to achieve higher profit margins.

     Automotive

     Britain is one of the world centers for automotive design--designing and engineering vehicles throughout the world. There are some 5,000 highly qualified professional engineers and designers employed in the independent vehicle design sector in Britain. Industry revenues in this sector are some $600 million per annum, of which approximately two-thirds is derived from outside the UK. Although the three prime automotive markets are the US, Japan and Europe, substantial growth is being anticipated in previously secondary production areas, such as Korea, Indonesia and Malaysia. (Source: Society of Motor Manufacturers and Traders (UK) March 1992 Presentation). In terms of attempting to exploit non-European markets, the recent completion of a niche truck program in North America has given the Company a boost in seeking further opportunities for design work presently being developed. In addition, the Company is continuing to seek retention in commercial vehicle programs from the People's Republic of China and other countries in the Pacific Rim.

     The Company has historically performed services for a number of OEMs based in the United Kingdom as well as in the United States and Western Europe. Some of its earliest efforts were for the Rover Group in the 1980's, primarily with respect to engine package related engineering. More recently, it has undertaken styling programs for UK OEMs and has also been involved in continuing work over a long period of time for Rolls-Royce Motor Cars Ltd., including the face-lifting of the Bentley Turbo, as well as exterior design programs for Volvo and various other European auto manufacturers. In addition to the passenger car programs, a number of truck and bus styling programs for both UK and European companies have also been entrusted to the Company. Finally, other areas of involvement include motorbikes, forklift trucks, trains and flight simulators.

     Concurrent with the development of the Company's Design Studio, there has been the substantial growth of the Company's Engineering Department in size and capability, supported with the recent recruitment of senior BIW engineers and engineering management.

     Aerospace

     The Company has been retained in aerospace activities by both manufacturers of commercial jets, such as U.K subcontractors of the Boeing Company, as well as manufacturers of corporate planes such as Learjet. The Company is seeking to increase its participation in, and market share of, services for the aerospace industry. Trends affecting this market include (a) the emergence of the Far East and Eastern Europe primarily due to expanding economies and political changes, respectively as sources for greater utilization of aircraft, including smaller and medium aircraft, (b) the resurgence of demand for business jets, with several new planes in development by OEMs in North America, (c) the requirements with respect to environmental compliance which have led to re-engineering of older models to increase fuel economy and passenger carrying capabilities, and reduce engine noise. It is in the increased use of reengineering of existing models that the Company, especially with its utilization of CAD/CAM technology, believes that there is potential for increased sales both to manufacturers and others.

Backlog

     The Company's backlog of firm orders existing as at May 31, 1996 and May 31, 1995 was approximately $15,000,000 and $20,000,000, respectively, comprised of approximately $14,000,000 and $18,200,000 in automotive contracts and $1,000,000 and $1,800,000 in aerospace contracts. The reduction in backlog as at May 31, 1996 compared to as at May 31, 1995 is a result of the Company's progress through advanced stages of two of its long term contracts. However, backlog is significantly higher than as at May 31, 1994, which was approximately $4,260,000, comprised of $2,900,000 and $1,360,000, for automotive and aerospace activities, respectively. The increased backlog in automotive activities since Fiscal 94 is a result of the Company's having been able to secure several large contracts from automobile manufacturers. Substantially all these orders and contracts are cancellable by the customer, subject to payment of all outstanding amounts and identifiable costs incurred by the Company. The Company believes that this is an indication of its successful efforts to secure larger and longer term contracts which, among other things, allow it the benefit of allocating productive resources on an efficient basis among its various units, even though it may make it somewhat dependent upon a relatively few key customers.

Competition

     The Company competes with a number of firms in the UK and Western Europe engaged in similar design and engineering functions, some of which firms have greater financial, personnel and other resources. In addition, most OEMs have significant in-house capacity to perform many of the same functions with their own personnel. However, this would require the OEMs to permanently retain a substantial staff to engage in these programs and would burden these firms with the cost of carrying surplus personnel when active design and engineering programs were not underway, or terminating their employment and facing a variety of cost and other problems as a result.

     Historically, the independent design sector has developed due to better vehicle program control and more cost effective and creative solutions, supported by a reservoir of design expertise and experience, which may exceed that possessed by certain OEMs. Accordingly, an OEM will often outsource such work for these reasons and to enable the OEMs to reduce the fixed cost base of design and development departments, which are invariably used infrequently over the medium and long term.


Government Regulations

     Although the UK has governmental regulations respecting working conditions, labor employment, and environmental regulatory matters, management of the Company believes that these regulations do not impose any undue burden upon the Company nor place it under any competitive disadvantage. The Company believes that it is in compliance, in all material respects, with applicable governmental regulations.

Suppliers

     The Company believes there are adequate sources of supply for the goods and materials used by it in the conduct of its business. It obtains many of the supplies used in the construction of molds primarily from Otto Bosse Gmbh, but believes that there are other secondary sources of supply available to it, at no significant increase in price.

Intellectual Property Rights and Technology Protection

     The Company relies upon its body of confidential knowledge built up over years of performing designing and engineering activities for many of the same customers. It does not have any patent protection, or patent applications, but relies upon on its proprietary knowledge of the needs and methods of its clients, together with the experience and creativity of its design and engineering personnel.

Employees

     The Company employs a total of 193 full time employees, all of whom are based in the United Kingdom, out of which 20 are design personnel, 31 are engineering personnel, 102 are engaged in metal work and hand crafting of models and other items, 5 are in sales, 10 are supplementary production persons, 6 are management and 18 are clerical personnel. In addition, depending on its requirements, the Company employs approximately 40 part-time or independent contractors, many of whom are engaged in manual design and/or CAD design functions.

Financing and Other Significant Transactions

     A. Public Offering

     On the Effective Date, the Company consummated the public offering of its securities, consisting of 575,000 units ("Units"). Each Unit was comprised of two shares of Class A Common Stock ("Class A Common Stock") and one redeemable Class A Stock Purchase Warrant ("Warrants") exercisable at a price of $8 per share. The Company received net proceeds of approximately $4,580,000 from the Offering, after underwriting discounts and commissions and other expenses of the Offering. It utilized $1,865,461 of such proceeds to pay the cash component of the purchase price for the balance of the equity securities of CAM UK owned by NatWest Ventures ("NWV") while acquiring all other equity securities of CAM UK from its existing stockholders in exchange for shares of the Company's Class B Stock. On January 26, 1996, all of the shares of the Company Class B Stock were automatically converted into shares of Class A Common Stock pursuant to the Company's Certificate of Incorporation and, accordingly, the only shares of stock presently issued and outstanding are shares of Class A Common Stock.

     B. Stock Purchase Agreement

     The former shareholders of CAM UK entered into a Stock Purchase Agreement dated April 7, 1995 with the Company. Pursuant thereto, (a) the ordinary preferred shares of CAM UK (including accrued dividends, administrative charges and interest thereon) all of which were held by NWV, were purchased on July 27, 1995 by the Company for a purchase price payable in English Pound Sterling currency ("Pounds") which, at the April 7, 1995 Exchange Rate, was $2,293,141. This sum was paid $1,865,461 in cash at closing and the balance, represented by the Company's promissory note to NWV, is payable in two equal installments, and
(b) the holders of all common shares of CAM UK exchanged such shares for an aggregate of 785,000 shares of the Company's Common Stock. In addition, on May 31, 1995, the redeemable preferred shares of CAM UK owned by NWV (constituting the balance of the preferred shares of CAM UK, not covered by the Stock Purchase Agreement) were redeemed by CAM UK for approximately $108,500, inclusive of accrued dividends and related charges.

Item 2. Description of Property.

     The Company presently leases three facilities for its executive offices and production requirements. The principal facility, based in Coventry, contains approximately 66,000 square feet under several leases, with portions thereof on a short-term renewal basis and others having expiration dates ranging between March, 2001 to March, 2015; the Company pays annual rent of approximately $287,000 on the total Coventry facility, together with an annual property tax flow-through charge. The amounts to be paid as base rent are subject to five year reviews, with the next review scheduled for March, 2001. The second facility, located in Oxford, England, was leased by the Company in March, 1995, and consists of approximately 7,186 square feet at a rent of approximately $110,000 per annum (plus property tax charges). During Fiscal 96, the Company entered into a lease for a third facility situated in Warwick, England (approximately 10 miles from its principal executive offices) wherein it has installed a new bodyin-white facility and expanded prototype facility. This facility contains approximately 22,000 square feet, is for an initial lease term of two and one-half (2 1/2) years, and requires payment of base annual rent of approximately $150,000 per year (plus real estate property tax additions). A portion of the gross proceeds received by the Company from its recent initial public offering was devoted to the refurbishing of, and purchase of capital equipment for, this facility. Management believes that its three existing facilities are, and will be, adequate for the conduct of the Company's business, although it is examing the possibility of consolidating two or more of its facilities under one roof.


Item 3. Legal Proceedings.

     (a)  The Company is not engaged in any material litigation.

     (b)  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1996.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Trading in the Company's shares of Class A Common Stock, Warrants, and Units commenced on July 24, 1995 on the NASDAQ Small Cap Market and on The Pacific Stock Exchange ("PSE") respectively, under the following symbols:

                             NASDAQ             PSE
                             ------             ---
     Units                   CMDAU              CDCU
     Class A Stock           CMDA               CDC
     Warrants                CMDAW              CDCWS


     On January 26, 1996, the Company's shares of Class B Common Stock were automatically converted into shares of Class A Common Stock. On March 18, 1996, the trading market for its shares of Class A Common Stock and the Warrants was elevated from the Small Capital Market to the National Market System of NASDAQ.

     The following table sets forth the range of high and low sales prices for the Company's Class A Common Stock for each quarter during the period July 24, 1995 through August 17, 1996, as furnished by the National Association of Securities Dealers, Inc.:

     Fiscal 1996:                        High               Low
     ------------                        ----               ---

     7/24/95 - 8/31/95                   8.00               6.56

     9/01/95 - 11/30/95                  8.75               7.25

     12/01/95 - 2/29/96                  9.69               7.25

     3/01/96 - 5/31/96                   7.38               6.88



(b) The number of holders of the Company's Class A Common Stock was approximately 725 on August 17, 1996, computed by the number of record holders, inclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies.

(c) The Company has been paying a cash dividend at the annual rate of $.05 per share on its Class A Common Stock from the Effective Date through the period ending May 31, 1996, the close of its most recent fiscal year, and anticipates continuing to pay cash dividends in the near future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The Company was organized to (a) acquire the stock of CAM UK and the English operating entities for which CAM UK acted as the umbrella, (b) obtain financing for itself and the English operating entities, (c) review business opportunities for the acquisition of additional contracts emanating, directly or indirectly, from US aerospace companies, and (d) examine the possibility of acquiring a US based operating facility, when, as and if business activities in the US and/or Canada warrant the same. Accordingly, during the period up to the date of consummation of the initial public offering of its securities on July 27, 1995, the Company had not had any significant business activities, apart from the foregoing. During this period, the enterprise's operations were being conducted by CAM UK, all of whose shares were acquired by the Company simultaneously with its public offering. From and after the Effective Date, the Company commenced to own the shares of CAM UK as its wholly-owned subsidiary and the financial statements of the Company from and after that date take account of the operations of both the Company and CAM UK on a consolidated basis. Reference to operations of the Company and CAM UK prior to the Effective Date ignore the actual date of acquisition for accounting comparison purposes.

Fiscal Year Ended May 31, 1996 ("Fiscal 96") as compared to
Fiscal Year Ended May 31, 1995 ("Fiscal 95").

     On a historical basis, CAM UK has conducted its operations and reported its financial results in Pounds; however, its financial statements are set forth in U.S. Dollars for the years ended May 31, 1996 and 1995, since this is the currency in which the Company will hereafter make its financial reports.

Summary of Operations

     The Company's sales for Fiscal 96 were approximately $24.66 million as compared with sales of approximately $16.73 million for the prior fiscal year, constituting an increase of approximately 47%. These sales increases continue to demonstrate the Company's growth in its sales and customer base and the success of the new facilities established since the Company's initial public offering in July, 1995. The order backlog now stands at approximately $15,000,000, a decrease of approximately 25% from the backlog existing as at the end of Fiscal
95. The reduction in backlog as at May 31, 1996 compared to as at May 31, 1995 is a result of the completion of portions of two large long term contracts. However, backlog is significantly higher than as at May 31, 1994, which was approximately $4,260,000.

     Net income before taxes increased from $1.49 million in Fiscal 95 to $2.25 million in Fiscal 96, largely as a result of increased sales, which gave the Company a larger base over which to allocate fixed costs, and the continuing results of project control and cost-cutting efforts in previous periods. In Fiscal 96, gross profit margins in the aerospace/aircraft and automotive segments were approximately 21%, while they were 27% in the personnel segment, compared to 27% and 17%, respectively, in Fiscal 95. The increase in the personnel segment margin was due to a large contract's being secured for a minimum 1 year period which allowed computer equipment recovery costs (on equipment supplied by the Company to such personnel) to be amortized over a longer period.

     The reduction in the gross margin in the automobile and aerospace sectors was due to (i) increased sub-contracting of non-core activities which were undertaken as part of a number of large turn-key projects, and (ii) the effect of the long-term contract accounting treatment which tends to recognize profit at later stages of a contract's performance.

     The recruitment of a number of senior and experienced personnel over the previous two years has enabled the Company to provide a higher level of expertise to its customers, which has also helped the Company to secure a number of large and profitable contracts, both in the automotive and aerospace markets.

Liquidity and Capital Resources

     On July 27, 1995, the Company consummated its initial public offering of securities consisting of 575,000 Units (including the underwriter's over-allotment option). Each unit consisted of two shares of Class A Common Stock and one Warrant entitling the holder to purchase one share of Class A Common Stock at a price of $8.00 per share for a 5 year period.

     The Company received net proceeds of approximately $4.5 million from such offering, after underwriting discounts and commissions and other expenses of the offering. The Company ultimately utilized approximately $1.9 million of such proceeds to fund the purchase of a portion of the outstanding securities and liabilities of its English subsidiary from a principal institutional stockholder, NatWest Ventures, and has utilized, or is in the process of utilizing, approximately one million dollars of such proceeds for the expansion of its facilities and the purchase of additional equipment. The Company anticipates that the balance of the proceeds of such public offering, aggregating approximately $1.1 million, together with existing funds generated from operations, will enable it to fund its operating and capital needs through at least the current fiscal year and May 31, 1997, the end of its next fiscal year. Should the Company require additional capital, which is presently unanticipated, $1.3 million of bank and finance credit lines are in place, none of which are presently being drawn upon.


     On its longer term contracts, the Company may provide for fixed stage payments wherein agreed amounts are billed to, and paid for, by the customer in advance of the services being performed, or corresponding costs being incurred, by the Company. While such amounts are not taken into net sales or profits by the Company until the corresponding work is performed and/or cost incurred, these sums are reflected on the Company's balance sheets as part of accounts receivable and offset by a current liability under caption "billing in excess of costs and estimated earnings on uncompleted contracts". These sums totalled $1,283,572 as at May 31, 1995 and decreased to $361,394 as at May 31, 1996.
Initial advance funding has now been reduced as projects have progressed. During Fiscal 95 and Fiscal 96, these sums had a favorable impact upon the Company's liquidity and allowed it to finance the cost of performance of the initial segments of several long term contracts without resort to utilization of its bank line. Since the Effective Date, the Company has more than sufficient cash resources for this purpose without the necessity of securing advanced payments. However, management still considers it prudent, as a business matter, to obtain such payments from customers since the Company must devote significant resources in anticipation of performance of such undertakings. The advanced billing and payment situation first arose during Fiscal '95 when the Company began entering into more significant sized and longer term contracts and is not expected to continue as a long-term phenomenon unless additional sizable long-term contracts continue to be secured from clients willing to abide by such practice.

     Bank and other interest costs for Fiscal 96 (including interest on equipment finance leases) equalled $100,550 as compared to $76,738 in the same period in 1995, and investment income of approximately $135,167 was earned on funds in Fiscal 96 as compared with none in Fiscal 95.

Impact of Fluctuation of Currencies on Results of Operation

     The Company generally uses the Pound for its pricing and quotations, including contracts with foreign-based entities. Since the Company receives payment in Pounds for the overwhelming amount of its contractual revenues, it does not believe that it presently is or will be under any significant currency risk in connection with its operations.

     Approximately 98% of the Company's revenues in Fiscal 96 was received in Pounds. To the extent that the Company's revenues will be generated in Pounds and, for purposes of its reporting its financial position, its operating results will be converted into US Dollars, a strengthening of the Pound in relation to the US Dollar will have the effect of increasing its reported revenues and profits, while a weakening of the Pound will have the opposite effect. Finally, since the Company generally sets its prices and bids for contracts in Pounds, a strengthening of the Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas.


Effective Corporate Tax Rate

     A company in the United Kingdom (UK) pays corporate income tax at a single rate (currently 33%) on all its profits, whether income or capital gains and whether distributed or undistributed. Corporate income tax is charged on profits arising in a single full financial year. The variance in the Company's effective tax rate is due to the non-deductibility for UK tax purposes of certain expenses, primarily entertainment.

     Where a UK-based company is liable for UK tax on income or gains from overseas which have already been subjected to foreign tax (including withholding tax), a credit is available against UK tax for the foreign tax so paid or withheld. The credit is limited to the amount of the UK tax on the gross amount of the foreign income. Pursuant to the tax treaties in effect between the UK, on the one hand, and the US and Canada, respectively, on the other hand, it is unlikely that the Company will suffer double taxation on profits.

VAT

     A value added tax ("VAT") is charged on a wide range of goods and services supplied in the UK, as well as on the importation of taxable goods from outside the European Community. The standard rate of VAT is 17.5% of the invoice. The UK subsidiaries of the Company ordinarily pay the VAT on all supplies purchased by them and then file a claim for a refund. Similarly, these UK subsidiaries add on the VAT to their invoices for services and products sold to other entities, collect the VAT, and remit the same to the UK government within thirty days after the end of each calendar quarter, with the parties paying the VAT being free to file for a refund to the extent available.

Other

     In the opinion of management, inflation has not had a material effect on the operations of the Company.


Item 7. Financial Statements.

     The financial statements required by this Item are set forth at the pages indicated in Item 13 following page 30 of this Report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

Name                     Age   Positions
- - ----                     ---   ---------
John R. Davidson         45    Chairman of the Board of Directors, President,
                                Chief Executive Officer and a director
Robert A. Righton        33    Chief Financial Officer, Secretary and a director
Charles W. Linder        74    Director
David R. James           54    Director
William E. Camplisson    56    Director
Peter D. Horbury         46    Director
Theodore Sall, Ph.D.     68    Director

- - ----------

John R. Davidson is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and Managing Director and Chairman of CAM UK. Mr. Davidson commenced serving in such positions with the Company upon its organization. Mr. Davidson is the holder of a Masters of Business Administration from the City University, London, England, and is a Fellow of the Institute of Chartered Accountants. He was elected a director and Chief Executive Officer of the Company on February 16, 1995, after having been elected President on September 9, 1994. He has been employed by CAM UK since 1985 when he joined as Finance Director and was appointed Managing Director in September, 1991. Prior to his employment with CAM UK, Mr. Davidson was Financial Controller for a five year period with British National Oil Corporation, and, prior to that, held positions in the finance area with companies involved in the aluminum extrusion and related businesses.

Robert A. Righton is Chief Financial Officer, Secretary and a Director of the Company and is Financial Director and Secretary of CAM UK. Mr. Righton commenced serving in such positions with the Company in April 1995. Mr. Righton is a member of the Chartered Institute of Management Accountants. Mr. Righton was first employed by a subsidiary of CAM UK as a management accountant between 1986-1988. He subsequently left CAM UK to take an executive position with Star Services (London) Ltd. ("Star"), an entity involved in typesetting and desktop publishing, where he served from July 1988 through July 1991. At that time, Mr. Righton rejoined CAM UK as Corporate Secretary and as Finance Director of its MGA Developments subsidiary; in October, 1993 he was appointed to the Board of CAM UK and designated Finance Director thereto; contemporaneously, in agreement with and at the direction of Star's secured institutional creditor, Star was placed into a receivership under which its assets were disposed of and its business wound up.

Charles W. Linder became a Director of the Company in July 1995. He also is a consulting engineer for the Company, specializing in the automotive sector, and has acted in this capacity for approximately the past four years. Before that he was a consulting engineer to the manufacturer of the Jaguar "S" convertible, involved in the design and development thereof. Mr. Linder commenced his career in the Lowesoft Technical College where he took first prize in the competition involving motor body design, was employed by various concerns in engineering capacities; he later broadened his expertise in management and consulting endeavors by first studying Management Training at Henley Administrative Staff College in the United Kingdom and later completing the special semester Advanced Management Program at the Harvard Business School, Cambridge, Massachusetts. In addition to acting as a consultant for the Company and other entities involved in the design and engineering of automobiles, he has also been employed as a director of body engineering for a major European motorcar and as general manufacturer of plants manufacturing car bodies and other parts.

David R. James became a Director of the Company in July, 1995. He is a director of a number of private U.K. companies in the engineering, leisure time and health care industries. Between January, 1990 and February, 1993, he was Chairman and Joint Managing Director of EDL (CAM UK) Limited, an English firm involved in engineering and metal finishing activities relating to the design and manufacture of industrial, commercial and hospital lighting fixtures. Prior thereto he was Vice President--International of AFP Imaging Corp., in which he acted as Chief Executive Officer of the AFP/Matrix (UK) Limited joint venture in medical and graphic arts imaging processing equipment. He has also acted as an executive of various divisions of Syntex, an international pharmaceutical firm, as well as on behalf of various other entities in connection with initiation, development and implementation of marketing plans. Mr. James is a graduate of University College (University of Wales) with a Bachelor of Science Degree and is a member of the Institute of Marketing and of the British Institute of Management.

William E. Camplisson became a Director of the Company in July 1995. He is an international general manager with a long and wide ranging experience in the automobile industry. At present he is a business consultant specializing in firms involved in the design, manufacture and marketing of automobile products which wish to achieve world class standards of financial, organizational and process effectiveness. Mr. Camplisson was employed by Ford Motor Company from 1961 until December, 1994 in various international management capacities. From 1980-1984 he held Marketing Director positions in Ford of Europe, following which he directed Ford's large car activities in Europe. Then, through 1988, his duties expanded to include export programs for North America and the USSR. Between 1988 and 1991, Mr. Camplisson was co-director of the 50/50 joint venture between Ford and Volkswagon to design and manufacture a new multi-purpose vehicle in Portugal. Most recently he was director of Ford of Europe's medium ("C") car programs and subsequently planned the Ford global rationalization of its future "C" car business in North America, Europe and the Asia Pacific Region. He hold a Master of Business Science Degree from Stanford University (A.P. Sloan Scholar). Mr. Camplisson is also employed as an independent business consultant to the Company.


Peter D. Horbury became a Director of the Company in July 1995. He is a Design Director of the Volvo Car Corporation, a position he has held since September, 1991. In this capacity, he is responsible for the management of this automaker's design studios in the United States and Europe. Between 1986 and the date he assumed his present position with the Volvo Car Corporation, Mr. Horbury was director of styling and design for the Company's MGA Development subsidiary. During the prior twelve year period, he held executive design positions with Volvo, the Ford Motor Company and Chrysler Car Corporation, respectively.

Theodore Sall, Ph.D. became a Director of the Company in July 1995. He was an Adjunct Professor of Clinical Medicine at the University of Medicine and Dentistry, New Jersey School of Nursing from 1991 until July, 1995. He was a Professor of Life Sciences at Ramapo College of New Jersey from 1971 until 1991 when he assumed his present position as Professor Emeritus at this college. Dr. Sall has served as a consultant to hospitals and life science companies. His doctoral degree is in medical microbiology from the University of Pennsylvania. Doctor Sall is a director of the following companies whose shares are publicly traded; International Vitamin Corporation, an entity engaged in the manufacture, sale and distribution of vitamins and related products; and FluroScan Inc., a company which is engaged in the development, manufacture and sale of portable x-ray and fluoroscope equipment. Dr. Sall also served as a director of DUSA Pharmaceuticals, Inc., a company engaged in chemical acid and photodynamic therapy for dermatology and other uses from September, 1991 and as a director of Depranyl Animal Health, Inc., a company engaged in developing pharmaceutical products for domestic pets from December, 1990 until December, 1993.

Other Significant Personnel - [In Alphabetical Order with ages set forth following their names]

     The following persons, while not executive officers and/or directors of the Company, perform significant functions and activities on behalf of the Company's United Kingdom-based subsidiaries:

Mick Berridge--(44)--Mr. Berridge is to be employed by the Company commencing September 1996 as Operations Director. In such capacity, he will be responsible for the Company's manufacturing activities in the areas of prototyping, CNC milling and modeling, CAM and full prototype vehicle build and motorization. Mr. Berridge was employed by Rover for the past 27 years, most recently holding the position of General Manager, where he was responsible for all of Rover's in-house press tool manufacturing.

Alan Holmes--(45)--Mr. Holmes has been employed by the Company for approximately 12 years, most recently being given the post of Manufacturing Director and a member of the Board of Directors of MGAD in 1991. In such capacity, he is responsible for manufacturing activities, including those involving computerized numerical control functions, modelmaking, and inspection facilities. Prior to his employment by the Company he was employed in various capacities with industrial patternmakers and modelmakers for several decades.


Nicola Kirkley--(32)--Ms. Kirkley acts as Senior Project Manager for the Company, with overall responsibility for the Company's major design and development projects for its customers. Ms. Kirkley is the holder of a Bachelor of Science in Mechanical Engineering from the University of Bath and is a chartered engineer and member of the Institute of Mechanical Engineers. Ms. Kirkley was retained by the Company in January, 1995, after an approximately six year period of service with another entity involved in vehicle design.

Colin Mason--(48)--Mr. Mason, since 1992, has been acting as a Director and General Manager of the Company's MGAR subsidiary, engaged in personnel placement. Prior thereto, for approximately 5 years, Mr. Mason was employed by RDS (Automotive) Ltd., in connection with cost reduction efforts and design improvements and engineering matters relating to the Land Rover vehicle, as well as studies of concept and feasibility involving Jaguar Sport and other vehicles. Mr. Mason is a graduate of North Birmingham Polytechnic, in Birmingham England, with a degree in mechanical technology.

Ken Norton--(59)--Mr. Norton is Engineering Manager for MGAD and the head of engineering for the Company and its subsidiaries, charged with the task of supervising and managing all engineering activities. He has been employed by the Company since May 1994 and, prior thereto, he was employed by other firms, including the Austin Rover Group as project manager, and as senior engineer for various automobile design and engineering entities.

Compliance with Section 16(a) of the Exchange Act.

     During the fiscal year ended May 31, 1996, based upon an examination of the public filings, all of the Company's officers and directors timely filed reports on Forms 3 and 4.

Item 10. Executive Compensation.

     Directors who are not executive officers of the Company are compensated for their services as such at the rate of approximately $5,000 per annum, plus direct out-of-pocket reasonable expenses incurred in the course of performance of their duties. In addition, each non-executive director has received an option under the Company's 1995 Stock Option Plan to acquire 5,000 shares of Class A Common Stock, at an exercise price of $5.00 per share, all of which options are presently exercisable.

     The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1996, 1995 and 1994 for (i) John R. Davidson, who is and was the Chief Executive Officer at the end of those fiscal years and (ii) Robert Righton who is and was Chief Financial Officer at the end of those Fiscal years. No other executive officer of the Company received salary and bonus compensation which exceeded $100,000 in those fiscal years.


                           Summary Compensation Table

                                       Annual Compensation(1)
 Name and                                                       Other Annual
Principal Position                       Year     Salary ($)    Compensation ($)
- - ------------------                       ----     ----------    ----------------

John R. Davidson .....................   1996      180,210         55,082(2)
  Chief Executive Officer                1995      119,009         32,735(3)
                                         1994       90,459         26,282(4)

Robert Righton .......................   1996      110,138         23,805(5)
  Chief Financial Officer                1995       76,160         18,496(6)
                                         1994       57,767         14,204(7)

- - ----------
(1) Calculated at an exchange rate of $1.52 per Pound for Fiscal 96, $1.587 per Pound for Fiscal 95 and $1.512 per Pound for Fiscal 94.
(2) Of such amount, $31,986 was a pension contribution and $23,294 was for provision of a Company car.
(3) Of such amount, $8,330 was a pension contribution and $23,299 was for provision of a Company car.
(4)  Of such amount, $18,960 was for provision of a Company car.
(5) Of such amount, $11,499 was a pension contribution and $11,982 was for provision of a Company car.
(6) Of such amount, $5,331 was a pension contribution and $12,740 was for provision of a Company car.
(7) Of such amount, $4,044 was a pension contribution and $9,814 was for provision of a Company car.

     Effective June 1, 1995, the two chief officers of the Company, Messrs. Davidson and Righton, entered into employment agreements with CAM UK, whereby each of them are employed by that entity and all parents and subsidiaries thereof. Accordingly, such persons will serve as executive officers and directors of the Company without added compensation therefor. Until such date, they were employed by Holdings UK on employment arrangements which, for Mr. Davidson, is as set forth above in the Executive Compensation Table, and which, as to Mr. Righton, provided for base compensation at the rate of $60,000 per annum with additional prerequisites, including automobile and pension, aggregating approximately $11,800 per annum, and with discretionary bonuses permitted, in both cases, of up to 20% of base compensation. The Board of Directors on April 4, 1996 awarded 20% discretionary bonuses for the year ended May 31, 1996, equalling $31,200 and $19,000, respectively, to Messrs. Davidson and Righton. In addition, the base annual compensation for future periods was increased to $187,200 and $105,000, respectively, for Messrs. Davidson and Righton. The foregoing dollar figures are based upon the exchange rate described above, since the employment agreements provide for payment determined in Pounds.


John R. Davidson--Employment Agreement

     Effective June 1, 1996, Mr. Davidson is employed at an annual compensation rate of $187,200 per annum, plus a 17% pension contribution, car allowance and other items having an aggregate value of approximately $30,000 per annum. The employment agreement has a base term of 5 years, following which it is automatically renewed for additional periods of one year each, unless either party transmits to the other party not less than three months written notice of termination or non-renewal as the case may be, prior to the end of the initial term or any renewal term thereof. Pursuant to the employment agreement, Mr. Davidson agrees to serve as Chief Executive Officer and President and Chairman of the Board of Directors of the Company, as Managing Director of CAM UK, and Chief Executive Officer of CAM UK and such subsidiaries as the board of directors of CAM UK may, from time to time, designate. He is required to devote his full business time during normal business hours to the affairs of the Company and to use his best efforts to promote the interests of the Company, CAM UK, and of all affiliated companies. His prime activities are to be carried out within the United Kingdom and, to the extent he is required to travel outside the United Kingdom, he shall do so, and be reimbursed his reasonable travel expenses and be paid in the currency of the country in which is required to perform such services.

Robert A. Righton--Employment Agreement

     The terms of Mr. Righton's employment agreement with CAM UK are substantially similar to those in the employment agreement between CAM UK and Mr. Davidson noted above, with the following exceptions:

     (a) Mr. Righton's base compensation is $105,000 per annum plus a pension contribution of 10%, and a car allowance and other benefits, aggregating approximately $11,800 per annum.

     (b) Mr. Righton agrees to serve as Chief Financial Officer, Treasurer, Secretary and Director of the Company, as Financial Director and a Director of CAM UK, and as an officer and/or director of such subsidiaries as may be designated by the board of directors of CAM UK.

General Terms

     The employment agreements of Messrs. Davidson and Righton also contain customary provisions for paid vacation, non-competition, and the Company's right to terminate for breach as well as discretionary bonuses (if authorized by the Board) of up to 20% of their base compensation. In addition, both Employment Agreements contain provisions allowing the executive to terminate the same upon a "change of control" of the Company, whereupon the executive would be entitled to an accelerated payment of his compensation (plus value of benefits) in the greater of (a) the balance of the term of the employment agreement, or (b) three times the annual compensation (plus value of benefits).


                             1995 STOCK OPTION PLAN

     Under the Company's 1995 Stock Option Plan (the "Plan"), officers, directors and other key employees and independent contractors who perform services on behalf of the Company may be granted either nonqualified stock options or incentive stock options for the purchase of up to 500,000 shares of the Company's Class A Common Stock. Options to purchase 420,000 shares are outstanding. The Plan also provides for the issuance of stock appreciation rights in connection with the granting of stock options. Option prices may not be less than 100% of the fair market value of the Class A Common Stock on the date of grant and unexercised options expire not more than ten years from date of grant. The Plan is administered by a Stock Option Committee ("Committee") of the Board of Directors. Stock options are granted to management and others based upon a variety of criteria including the position held by such executive, employee or other person, the responsibilities with which such person is charged, the person's length of service with the Company, and the necessity and desirability to the Company of rendering an incentive to such person to continue his relationship with the Company and to enthusiastically foster the Company's best interests. Subject to the guidelines of the Plan, the Committee determines to whom options will be granted, the type of options to be granted, the number of shares, the option price per share, and the time when the options may be exercised.

     Both incentive stock options and nonstatutory stock options may be granted under the Plan to eligible participants, at a price to be determined by the option committee, provided, however, that incentive stock options must be granted at an exercise price not less than the fair market value of the shares on the date of the grant. Such exercise price may be payable in cash or, with the approval of the Committee, by a combination of cash and/or shares. Shares received upon exercise of options granted under the Plan will be subject to certain restrictions on sale or transfer. The term of any option may not exceed ten years from the date of grant. Conditions for the exercise of options, which must be consistent with the terms of the Plan, are fixed by the Committee. All options heretofore granted under the Plan to officers, employees or directors are for a term of five years, are not exercisable until after the first anniversary of the date of grant, and are thereafter exercisable.

     The Plan provides that in the event of the death of the optionee, the option may be exercised, to the extent that the holder shall have been entitled to do so at the date of death, by the optionee's executors or administrators, or by any person who acquired the right to exercise such option by bequest or inheritance or by reason of the death of the optionee, at any time, or from time to time, within one year after the date of the optionee's death, but not later than the expiration of the option. If an optionee's employment by the Company terminates, whether as a result of termination by the Company or by the employee, normal retirement, early retirement, or disability retirement, the Plan provides that the option holder may exercise the option, to the extent that he may be entitled to do so at the date of the option holder's termination, at any time, or from time to time, within ninety days of the date of termination of the option holder's employment, but not later than the expiration of the option.

     The Plan also provides for stock appreciation rights, pursuant to which the optionee may surrender to the Company all or any part of an unexercised option and receive from the Company in exchange therefor shares of Class A Common Stock having an aggregate market value equal to the dollar amount obtained by multiplying (x) the number of shares of Class A Common Stock subject to the surrendered options by (y) the amount by which the market value per share of Class A Common Stock at the time of such surrender exceeds the exercise price per Share of Class A Common Stock of the related option. The Company's obligation arising from an exercise of stock appreciation rights may also be settled by the payment of cash, or a combination of cash and shares of Class A Common Stock. The Board of Directors may at any time terminate or amend or alter the Plan, subject to certain restrictions.

     The following table contains information concerning stock option grants to the named executive officer during Fiscal 96, and since June 1, 1996, respectively:

              Option Grants Both During and Since Last Fiscal Year
                                Individual Grants

Fiscal 95
- - ---------

                                            % of Total Options         Exercise or
                           Options          Granted to Employees         Base                              Expiration
Name                       Granted (#)          in Fiscal Year         Price ($/sh)       Date of Grant       Date
- - ----                       -----------      --------------------      ---------------     -------------   ------------
John R. Davidson........     60,000                  80                  5.00             July 7, 1995    July 6, 2000

Item 11. Security Ownership Of Certain Beneficial Owners And Management.

     The following table of stock ownership and notes thereto relate as of August 8, 1996 to the Class A Common Stock of the Company by (i) each person known to be the beneficial owner of more than 5% of such voting security, (ii) each director, (iii) each named executive officer and (iv) all executive officers and directors as a group. The percentages have been calculated by taking into account all shares of Class A Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the shares owned.

                                          Amount and
                                          Nature of
Name and Address                          Beneficial              Percent
of Beneficial Owner                       Ownership(1)(2)         of Class
- - -------------------                       ---------------         --------

John R. Davidson(3)                       467,822(4)              18.9%

Robert A. Righton(3)                      129,363(4)               5.2%

Charles W. Linder(3)                        5,000(4)               *

David R. James(3)                           5,000(4)               *

William E. Camplisson(3)                   10,000(4)               *

Peter D. Horbury(3)                         5,000(4)               *

Theodore Sall, Ph.D.(3)                     6,000(4)               *

Tech Squared Inc. ("Tech")(5)             200,000                  8.0%
  9220 James Avenue South
  Bloomington, MN 55431

All directors and executive officers
  as a group (7 Persons)(4)               628,185                 25.3%

- - ----------
(1) Based on a total of 2,175,000 shares of Class A Common Stock issued and outstanding and options under the Company's stock option plan to acquire 305,000 shares held by officers and directors.
(2)  All such ownership is direct unless otherwise stated.
(3) Address is c/o the Company, Birmingham Road, Allesley, Coventry CV59QE, United Kingdom.
(4) Includes presently exercisable stock options held by officers and directors covering 305,000 shares, out of which options to acquire 205,000 shares and 75,000 shares, respectively, are held by Messrs. Davidson and Righton, and options to acquire 5,000 shares are held by each of Messrs. Linder, James, Camplisson, Horbury and Sall.
(5) Tech may be deemed to be a "founder" of CAM for securities laws purposes. Neither Tech nor its predecessor corporation has ever participated in the business or management of the Company, or is currently associated with the Company.

*    Less than 1%

Item 12. Certain Relationships and Related Transactions.

     Mr. John R. Davidson and Robert A. Righton, executive officers and directors of the Company, have entered into employment agreements with CAM UK and have received options under the Plan. The five other persons who became directors following the Effective Date have each received options to purchase 5,000 shares of Class A Common Stock at a price of $5.00 per share, all of which options are currently exercisable. One of these persons, Charles W. Linder, is and has been an independent consulting engineer, who is compensated per engagement by the Company; another director, William E. Camplisson, was an independent consultant during Fiscal '96, with compensation at the rate of approximately $60,000 per annum.

     NWV was, until July 27, 1995, a substantial shareholder of CAM UK with voting power over 49.9% of the shares of CAM UK. Pursuant to the Stock Purchase Agreement, NWV sold its shares in CAM UK to the Company simultaneously with the completion of the Company's initial public offering.

Item 13. Exhibit and Reports on Form 8-K.

     (a) Documents filed as part of this report:

1. Financial Statements:

     Independent Auditors' Report

     Consolidated Financial Statements of CAM Designs Inc. and subsidiaries

     Independent Auditors' Report
     Consolidated Balance Sheets--years ended May 31, 1996 and 1995 Consolidated Statements of Income--Years ended May 31, 1996 and 1995 Consolidated Statements of Stockholders' Equity--Years ended May 31, 1996 and 1995
     Consolidated Statements of Cash Flows--Years ended May 31, 1996 and 1995 Notes to Consolidated Financial Statements


2. Financial Statement Schedules

     Financial Statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

3. Exhibits and Index:

     The following were filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-92456) and are hereby incorporated by reference herein:

                  CAM Designs Inc and subsidiaries

                  Consolidated financial statements

                  May 31, 1996 and 1995

                  with Independent Auditors' report thereon

CAM Designs Inc and subsidiaries

Consolidated financial statements


Contents                                                                    Page

Independent Auditors' Report                                                1

Consolidated statements of income                                           2

Consolidated balance sheets                                                 3

Consolidated statements of cash flows                                       5

Consolidated statements of stockholders' equity                             6

Notes to the consolidated financial statements                              7

[Letterhead of KPMG]

Independent Auditors' Report

The Board of Directors and Stockholders
of CAM Designs Inc

We have audited the accompanying consolidated balance sheet of CAM Designs Inc and subsidiaries as of May 31, 1996, the balance sheet of CAM Designs Inc as of May 31, 1995, the related consolidated statement of income, stockholders' equity, and cash flow for the year ended May 31, 1996 and the consolidated statement of income, stockholders' equity and cash flows of CAM Designs Limited for the year ended May 31, 1995 and period to 27 July 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAM Designs Inc and subsidiaries at May 31, 1996 and CAM Designs Inc at May 31, 1995, and the results of operations and cash flows of CAM Designs Inc for the year ended May 31, 1996 and the results of operations and cash flows of CAM Designs Limited for the year ended May 31, 1995 and the period from June 1 to July 27, 1995 in conformity with generally accepted accounting principles in the United States of America.


/s/KPMG

KPMG                                                        27 August 1996
Birmingham
England
Chartered Accountants
Registered Auditors

CAM Designs Inc and subsidiaries

Consolidated statements of income

                                            CAM Designs Limited          CAM Designs Inc
                                               (Predecessor)
                                       June 1 to      June 1 to      June 1 to      Pro-forma
                                          May 31        July 27         May 31      unaudited
                                            1995           1995           1996      June 1 to
                                                                                       May 31
                                                                                         1996
                                                                                     (note 1b)
                                                $             $              $              $

Net sales                              16,735,959     4,380,344     24,661,145     29,041,489
Cost of goods sold                    (12,279,480)   (3,524,159)   (19,225,998)   (22,750,157)
                                      -----------    ----------    -----------    -----------
Gross profit                            4,456,479       856,185      5,435,147      6,291,332
Selling, general and administrative
  expenses                             (2,883,694)     (657,559)    (3,216,318)    (3,873,877)
                                      -----------    ----------    -----------    -----------
                                        1,572,785       198,626      2,218,829      2,417,455
                                      -----------    ----------    -----------    -----------
Other income/(deduction):
Investment income                              --            --         94,839         94,839
Interest expense                          (76,738)           --       (100,550)      (100,550)
Interest income                                --         2,423         40,764         43,187
                                      -----------    ----------    -----------    -----------
                                          (76,738)        2,423         35,053         37,476
                                      -----------    ----------    -----------    -----------
Income before income taxes              1,496,047       201,049      2,253,882      2,454,931
Income taxes (note 7)                    (498,954)      (68,186)      (743,651)      (811,837)
                                      -----------    ----------    -----------    -----------
Net income                                997,093       132,863      1,510,231      1,643,094
                                      ===========    ==========    ===========    ===========
Primary earnings per share                                                0.66
                                                                       =======

See accompanying notes to consolidated financial statements.


[KMPG Logo]                            2

CAM Designs Inc and subsidiaries

Consolidated balance sheets
May 31, 1996 and 1995

                                                               1996         1995
                                                                  $            $
Assets
Current assets:
Cash and cash equivalents (note 1)                        4,432,278       57,453
Contract billings receivable, less allowance
  for doubtful accounts of $7,575                         5,023,691           --
Inventories (note 5)                                        356,882           --
Pre-paid expenses                                           283,161      106,907
Other receivables                                            31,888           --
                                                        -----------      -------
Total current assets                                     10,127,900      164,360
                                                        -----------      -------

Investment                                                    1,515       83,000
Property, plant and machinery (note 12):
  Freehold property                                         303,433           --
  Leasehold property                                        473,893           --
  Plant and machinery                                     7,139,474           --
Less accumulated depreciation and amortisation           (4,592,685)          --
                                                        -----------      -------
Net property, plant and machinery                         3,324,115           --
                                                        -----------      -------
Total                                                    13,453,530      247,360
                                                        ===========      =======


[KMPG Logo]                            3

CAM Designs Inc and subsidiaries

Consolidated balance sheets
May 31, 1996 and 1995
(continued)

                                                                               1996       1995
                                                                                  $          $
Liabilities and Stockholders' Equity
Current liabilities:
Current instalments of obligations under bank loan (note 9)                  18,085         --
Current instalments of obligations under capital leases (note 6)            482,368         --
Billings in excess of costs and estimated earnings on uncompleted
  contracts (note 5)                                                        361,394         --
Trade accounts payable                                                    2,523,485         --
Income taxes payable                                                      1,261,749         --
Accrued expenses                                                          2,006,374    119,093
Promissory notes (note 1)                                                   214,000     83,400
                                                                         ----------   --------
Total current liabilities                                                 6,867,455    202,493

Obligation under bank loan excluding current instalments (note 9)           240,081         --
Obligation under capital leases excluding current instalments (note 6)      851,353         --
Deferred income taxes (note 7)                                               11,817         --
                                                                         ----------   --------
Total liabilities                                                         7,970,706    202,493
                                                                         ==========   ========
Stockholders' equity
Class "A" common stock, $0.001 par value
  Authorised 7,000,000: Issued 2,250,000 shares in 1996 and 20,000 in
    1995                                                                      2,250         20
Class "B" common stock, $0.001 par value
  Authorised 1,000,000: Issued 295,000 shares in 1995                            --        295
Additional paid-in capital                                                4,229,765    112,285
Retained earnings                                                         1,250,809    (67,733)
                                                                         ----------   --------
Total stockholders' equity                                                5,482,824     44,867
                                                                         ==========   ========
Total                                                                    13,453,530    247,360
                                                                         ==========   ========

See accompanying notes to consolidated financial statements.


[KMPG Logo]                            4

CAM Designs Inc and subsidiaries

Consolidated statements of cash flows

                                                        CAM Designs Limited     CAM Designs
                                                           (Predecessor)                Inc
                                                        June 1 to   June 1 to     June 1 to
                                                           May 31     July 27        May 31
                                                             1995        1995          1996
                                                                $           $             $
Net cash provided by operating activities
  (note 10)                                             1,724,504      70,185     2,917,793
                                                       ----------    --------    ----------
Cash flows from investing activities
Capital expenditure                                      (492,203)    (52,890)     (995,097)
Purchase of subsidiary                                         --          --    (1,681,491)
Investment                                                 (1,570)         --            --
                                                       ----------    --------    ----------
Net cash used in investing activities                    (493,773)    (52,890)   (2,676,588)
                                                       ----------    --------    ----------
Cash flows from financing activities
Repayment of borrowings                                        --          --      (420,782)
Principal payments under capital lease obligations       (388,258)    (22,014)     (296,683)
Proceeds from issuance of ordinary stock                       --          --     4,583,971
Receipt of loan                                                --          --       270,025
Payments to redeem preference stock                       (70,650)         --            --
Dividends paid                                            (36,402)   (229,023)     (101,250)
Bank overdraft                                           (515,621)     11,114        10,805
                                                       ----------    --------    ----------
Net cash (used in)/provided by financing activities    (1,010,931)   (239,923)    4,046,086
                                                       ----------    --------    ----------
Net increase/(decrease) in cash and cash equivalents      219,800    (222,628)    4,287,291
Cash and cash equivalents at beginning of year              2,714     224,894        57,453
Exchange gain                                               2,380          --        87,534
                                                       ----------    --------    ----------
Cash and cash equivalents at end of year                  224,894       2,266     4,432,278
                                                       ==========    ========    ==========

See accompanying notes to consolidated financial statements.

Interest paid for the years ended May 31, 1996 and May 31, 1995 was $100,550 and $76,738 respectively. The group paid income tax of $30,540 and received income tax of $4,646 during the years to May 31, 1996 and May 31, 1995 respectively.


[KMPG Logo]                            5

CAM Designs Inc and subsidiaries

Consolidated statements of stockholders' equity years ended May 31, 1996 and 1995

                                                       Cumulative       Common       Additional          Retained             Total
                                                      convertible        stock          paid-in          earnings     stockholders'
                                                    participating                       capital                              equity
                                                       preference
                                                            stock
                                                                $            $                $                 $                 $
CAM Designs Limited (Predecessor)
Balance at May 31, 1994                                    96,380       83,190          371,527           149,452           700,549
Redemption of redeemable preference stock                      --           --           70,650           (70,650)               --
Net income                                                     --           --               --           997,093           997,093
Dividends declared:
  Common stock                                                 --           --               --          (101,907)         (101,907)
  Convertible preference stock                                 --           --               --           (25,120)          (25,120)
  Redeemable preference stock                                  --           --               --           (13,246)          (13,246)
Exchange difference                                         3,918        3,383           15,869            14,533            37,703
                                                          -------       ------       ----------        ----------        ----------
Balance at May 31, 1995                                   100,298       86,573          458,046           950,155         1,595,072
Net income                                                     --           --               --           132,863           132,863
                                                          -------       ------       ----------        ----------        ----------
Balance at July 27, 1995                                  100,298       86,573          458,046         1,083,018         1,727,935
                                                          =======       ======       ==========        ==========        ==========

CAM Designs Inc
Balance at May 31, 1995                                        --          315          112,285           (67,733)           44,867
Issue of share capital                                         --        1,935        8,507,036                --         8,508,971
Net income                                                     --           --               --         1,510,231         1,510,231
Dividends declared                                             --           --               --          (101,250)         (101,250)
Purchase price in excess of book value                         --           --       (4,389,556)               --        (4,389,556)
  of net assets acquired
Exchange difference                                            --           --               --           (90,439)          (90,439)
                                                          -------       ------       ----------        ----------        ----------
Balance at May 31, 1996                                        --        2,250        4,229,765         1,250,809         5,482,824
                                                          =======       ======       ==========        ==========        ==========

See accompanying notes to consolidated financial statements.


[KMPG Logo]                            6

CAM Designs Inc and subsidiaries

Notes to the consolidated financial statements
(forming part of the consolidated financial statements)

1    Summary of significant accounting policies

     Description of business

     On September 9, 1994, CAM Designs Inc was incorporated as MGA Holdings Inc. The company name was changed to CAM Designs Inc ("CAM") on April 18, 1995. CAM is the holding company and has not engaged in any commercial operations during the period since incorporation.

     In the period prior to May 31, 1995, CAM incurred general administrative expenses of $66,691 and interest expense of $1,042. During this period, CAM raised cash from financing activities of $196,000 and used $83,000 on costs incurred on the proposed acquisition of MGA Holdings Limited and $55,547 to fund the general administrative expenses.

     On July 27, 1995, the shareholders of MGA Holdings Limited ("MGA") surrendered 100% of the issued shares of MGA (63,200 cumulative convertible participating preference shares of (pound)1 each, 54,551 ordinary shares of (pound)1 each) to CAM. As a result, MGA became a wholly owned subsidiary of CAM. No new basis of accounting was deemed to have arisen and as such, the difference in book values on acquisition was charged to additional paid-in capital.

     On acquisition of MGA, 785,000 class "B" common shares were issued to company management in exchange for their shareholding in MGA and $2,030,851 consideration paid to a corporate stockholder for its common stock held in MGA. The consideration was satisfied by $1,602,851 in cash and (pound)270,000 promissory notes. The promissory notes were payable in two instalments, without interest, with the first instalment paid on May 31, 1996 and the second instalment due on May 31, 1997.

     On October 4, 1995, MGA Holdings Limited changed its name to CAM Designs Limited.

     The net assets acquired, shown below, were recorded at MGA's book value at the date of acquisition:

                                                        $                (pound)
Assets
Cash                                                2,266                 1,428
Accounts receivable, net                        6,458,452             4,069,598
Property and equipment, net                     1,806,671             1,138,419
Other current assets                              861,024               542,548
Liabilities
Accounts payable and accrued liabilities       (7,400,478)           (4,663,187)
                                               ----------             ---------
Net assets                                      1,727,935             1,088,806
                                               ==========             =========


     The excess of the recorded value of the consideration over the net assets acquired has been reflected in the stockholders' equity section of the accompanying balance sheet as the purchase price in excess of the book vale of net assets acquired.


[KMPG Logo]                            7

CAM Designs Inc and subsidiaries

1    Summary of significant accounting policies (continued)

     Description of business (continued)

     A pro-forma income statement for the 2 years to May 31, 1996 reflecting the acquisition at the beginning of each of those years is set out below:

                                      1996                     1995
                                         $                        $
Net revenue                     29,041,489               16,735,959
Expenses                       (26,586,558)             (15,307,645)
                               -----------              -----------
Net income before tax            2,454,931                1,428,314
Taxation                          (811,837)                (498,954)
                               -----------              -----------
Net income                       1,643,094                  929,360
                               ===========              ===========

     CAM Designs Limited (formerly MGA Holdings Limited) and its subsidiaries operates four sites in the United Kingdom engaged in the provision of vehicle design and engineering services to the automotive and aerospace industries. During recent years, a significant proportion of sales has been to customers in the automotive sector. The company's raw materials are readily available and the company is not dependent on a single supplier.

(b)  Basis of presentation

     The consolidated financial statements include the financial statements of CAM Designs Inc and its five wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

     The unaudited pro-forma column is presented for information purposes only and assumes the acquisition date of June 1, 1995. This pro-forma includes the results of operations for CAM Designs Inc and CAM Designs Limited for the period June 1, 1995 to May 31, 1996.

(c)  Foreign currency translation


     All assets and liabilities of operations outside the United States are translated into U.S. dollars at period end exchange rates and income and expenses are translated at average rates for the period. Gains and losses resulting from translation are included in the foreign currency translation adjustment component of stockholders equity.


[KMPG Logo]                            8

CAM Designs Inc and subsidiaries

1    Summary of significant accounting policies (continued)


(d)  Revenue recognition

     Revenue on short term contracts is accounted for on the completed contract method and included in income upon substantial completion or shipment to the customer.

     Long term contracts are valued at cost plus attributable profits less provisions for future losses where appropriate. Attributable profit is recognised where in the opinion of the directors the outcome of the contract can be assessed with reasonable certainty and is the difference between the reported value of work completed in turnover and the costs for that contract.

(e)  Inventories

     Raw material and work in progress on contracts are valued at the lower of cost or market value. Work in progress includes attributable labour and overheads.

(f)  Property, plant and machinery

     Property, plant and machinery are stated at cost. Plant and machinery under capital leases are stated at the equivalent of the present value of minimum lease payments.

     Depreciation on property, plant and machinery is calculated on the straight line method over the estimated useful lives of the assets. Plant and machinery held under capital leases and leasehold property are amortised straight line over the shorter of the lease term or estimated useful life of the asset.

(g)  Income taxes

     Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(h)  Pension

     The group has a defined contribution pension scheme. Total group contributions to the scheme during the year ended May 31, 1996 were $416,710.

(i)  Cash and cash equivalents

     All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.


[KMPG Logo]                            9

CAM Designs Inc and subsidiaries

1    Summary of significant accounting policies (continued)

     (j)  Earnings per Share

     Primary earnings per share is based on the weighted average shares of common stock and common equivalent shares (options and warrants) outstanding during the period.

     The number of shares used in the earnings per share computations are as follows:


                                                                     1996
Weighted average shares of common stock
  outstanding during the year                                   1,953,934
Common equivalent shares - assumed exercise of
  options and warrants                                            581,809
                                                                ---------
Total common and common equivalent shares                       2,535,743
                                                                =========

     (k)  Use of estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


     (l)  Recently issued accounting standards

     In March 1995, the Financial Accounting Standards Board issued SFAS No 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The statement requires that those assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and those assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

     The Company is required to first comply with the requirements of SFAS No 121 not later than in its consolidated financial statements for the year ending May 31, 1997. The Company is currently evaluating the effect that implementation of the new standard will have on its results of operations and financial position.

     In October 1995, the Financial Accounting Standards Board issued SFAS No 123 "Accounting for Stock-Based Compensation" which allows companies to adopt a fair value method for recognizing stock-based expense in the financial statements. The Company is required to first comply with the requirements of SFAS No 123 not later than in its consolidated financial statements for the year ending May 31, 1997. The Company is currently evaluating the effect that implementation of the new standard will have on its results of operations and financial position.


[KMPG Logo]                            10

CAM Designs Inc and subsidiaries

2    Related parties

     The non-executive directors, Charles Linder and William Camplissan have supplied consultancy services to the group during the year ended May 31, 1996 of $22,644 and $43,780 respectively.

3    Concentration of credit risk and major customer information

     A significant portion of the group's net sales (74.1% in 1996) has been derived from customers serving the automotive industry, the largest customer being 22.1% of net sales in 1996. In 1995, 73% of the sales of the predecessor, CAM Designs Limited and subsidiaries, were derived from customers serving the automotive industry, the largest customer being 27.2% of net sales in 1995.

     The group performs ongoing credit evaluations of its customers and generally does not require collateral. The group maintains reserves for potential credit losses and such losses have been within management's expectations.


     Major customer information

     The company had three major customers in automotive and aerospace industries accounting for approximately 51 percent of company revenue in 1996. In 1996, the major customers accounted for 22.1 percent, 17.2 percent and 12 percent of company revenue respectively. No other customer accounted for 10 percent or more of company revenue in 1996.

     In 1995 CAM Designs Limited and subsidiaries had two major customers in automotive and aerospace industries accounting for approximately 40 percent of revenue. Two major customers accounted for 27.2 percent and 13.2 percent of revenue respectively. No other customer accounted for 10 percent or more of revenue in 1995.


[KMPG Logo]                            11

CAM Designs Inc and subsidiaries

4    Industry segment information

     Principal financial data by industry segment is as follows:

                                                                    Predecessor
                                                           1996            1995
                                                              $               $
Net sales
Automotive industry                                  18,273,125      12,249,140
Aerospace industry                                    3,616,792       2,869,720
Placement of personnel                                2,771,228       1,617,099
                                                     ----------     -----------
Total revenues                                       24,661,145      16,735,959
                                                     ==========     ===========
Operating profit
Automotive industry                                   1,298,755       1,123,972
Aerospace industry                                      257,062         263,324
Placement of personnel                                  663,012         185,489
                                                     ----------     -----------
Operating profit                                      2,218,829       1,572,785
Corporate expense                                        35,053         (76,738)
                                                     ----------     -----------
Earnings before tax                                   2,253,882       1,496,047
                                                     ==========     ===========
Identifiable assets at May 31
Automotive industry                                   9,968,638       4,888,108
Aerospace industry                                    1,973,088       1,145,182
Placement of personnel                                1,511,804         645,315
                                                     ----------     -----------
Consolidated assets                                  13,453,530       6,678,605
                                                     ==========     ===========

The analysis of turnover by geographical area is as follows:

By geographical area:
  United Kingdom                                     23,557,900      14,120,393
  Rest of Europe                                      1,047,697       1,797,666
  Canada                                                     --         611,495
  Far East                                               55,548         206,405
                                                     ----------     -----------
                                                     24,661,145      16,735,959
                                                     ==========     ===========


[KMPG Logo]                            12

CAM Designs Inc and subsidiaries

5    Inventories

     Inventories consist of the following:
                                                                           1996
                                                                              $

Cost and estimated earnings in excess of billings
  on uncompleted contracts (see below)                                  227,721
Raw materials and consumables                                           129,161
                                                                    -----------
                                                                        356,882
                                                                    ===========
Uncompleted contracts comprise:

Costs incurred on uncompleted contracts                              11,834,347
Estimated earnings                                                    1,434,990
                                                                    -----------
                                                                     13,269,337
Less: billings to date                                              (13,403,010)
                                                                    -----------
                                                                       (133,673)
                                                                    ===========
Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings
  on uncompleted contracts (included in inventories)                    227,721
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                             (361,394)
                                                                    -----------
                                                                       (133,673)
                                                                    ===========


[KMPG Logo]                            13

CAM Designs Inc and subsidiaries

6    Leases

     The group is obligated under various capital leases for certain plant and machinery that expire at various dates during the next five years. At 31 May, 1996, the gross amount of plant and machinery and related accumulated amortisation recorded under capital leases were as follows:

                                                                 1996
                                                                    $

     Plant and machinery                                    2,265,845
     Less: Accumulated amortisation                          (699,097)
                                                            ---------
                                                            1,566,748
                                                            =========

     Amortisation of assets held under capital leases is included with depreciation expenses.

     Future minimum lease payments under capital leases as of May 31, 1996 are:

                                                                       1996
                                                                          $
Year ending May 31
  1997                                                              482,368
  1998                                                              488,957
  1999 and after                                                    362,396
                                                                  ---------
Total minimum lease payments                                      1,333,721

Less: Current instalments of obligations under capital leases      (482,368)
                                                                  ---------
Obligations under capital leases excluding current instalments      851,353
                                                                  =========

     The Company also has several non-cancellable operating leases that expire over the next one to sixteen years. These leases generally contain renewal options and require the company to pay all executory costs such as maintenance and insurance. The Company leases its main facilities in Coventry, United Kingdom under non-cancellable operating leases which expire at various dates through to 2015. The Company also leases items of plant and machinery under non-cancellable operating leases which expire at various dates through to 1998. Rental expense for operating leases during the years ended May 31, 1996 were $481,416.



[KMPG Logo]                            14

CAM Designs Inc and subsidiaries

6    Leases (continued)

     Future minimum lease payments under non-cancellable operating leases at May 31, 1996 are:

                                        Buildings          Plant           Total
                                                $              $               $
Year ending May 31
  1997                                    465,113          2,566         467,679
  1998                                    306,606          2,566         309,172
  1999                                    270,624              -         270,624
  2000                                    270,624              -         270,624
  2001                                    270,624              -         270,624
Later years through to 2015             2,518,449              -       2,518,449
                                        ---------      ---------       ---------
Total minimum lease payments            4,102,040          5,132       4,107,172
                                        =========      =========       =========

7    Income taxes

     Income tax expense attributable to income consists of:

                                          Current       Deferred           Total
                                                $              $               $

Year ended May 31, 1996                   731,834         11,817         743,651
Year ended May 31, 1995 (Predecessor)     500,524         (1,570)        498,954
                                        =========      =========       =========


[KMPG Logo]                            15

CAM Designs Inc and subsidiaries

7    Income taxes (continued)

     Income tax expense attributable to income was $743,651 and $498,954 for the years ended May 31, 1996 and 1995 respectively and differed from the amounts computed by applying the statutory United Kingdom rate of 33 percent to pre-tax income as a result of the following:


                                                                    Predecessor
                                                           1996            1995
                                                              $               $

Corporate tax at United Kingdom statutory rate          743,651         493,696
Non-deductible expenses                                       -          23,933
Non-deductible expenses in respect of prior years             -         (18,675)
                                                      ---------       ---------
                                                        743,651         498,954
Provision for income taxes
                                                      =========       =========
Effective rate                                            33.0%           33.4%
                                                      =========       =========

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets at May 31, 1996 and 1995 are presented below:

                                                                    Predecessor
                                                          1996             1995
                                                             $                $
Deferred tax liability/(assets) relating to:
  Plant and machinery, principally due to
    differences in  depreciation                        11,817          (23,805)
                                                     =========        =========


[KMPG Logo]                            16

CAM Designs Inc and subsidiaries

8    Bank overdraft

     The group has an overdraft facility available from the National Westminster Bank of (pound)350,000. The overdraft facilities are subject to daily review by the bank and are granted on terms that they may be at any time and without prior notice be withdrawn on advice by the Bank. Outstanding sums are repayable on demand. Interest will be charged at a rate equal to the Bank's base rate plus 3% per annum (subject to a minimum of 7% per annum).

     The facilities are secured by:

     (1)  a composite guarantee between the group companies;

     (2) legal mortgage debenture from group companies incorporating fixed and floating charges over the assets;

     (3)  a mortgage over certain assets included in plant and machinery with an aggregate net book value of $71,963 at May 31, 1996.

9    Long term debt

     Long term debt consisted of the following:

                                                                             $

     Loan from bank-secured                                            258,166
     Less: Current instalment                                          (18,085)
                                                                     ---------
                                                                       240,081
                                                                     =========

     The bank loan is secured on the freehold property with a net book value of $303,433 at May 31 1996.

     Interest is payable on this loan at a rate of 2% above the UK base bank lending rate.

     The loan is repayable by annual instalment through to the year 2015.


[KMPG Logo]                            17

CAM Designs Inc and subsidiaries

10   Reconciliation of net income to net cash provided by operating activities

     The reconciliation of net income to net cash provided by operating activities for the years ended May 31, 1996 and 1995 is as follows:

                                                       CAM Designs Limited     CAM Designs
                                                          (Predecessor)                Inc
                                                     June 1 to     June 1 to     June 1 to
                                                        May 31       July 27        May 31
                                                          1995          1995          1996
                                                             $             $             $

Net income                                             997,093       132,863     1,510,231
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                           467,056       130,134       417,592
Allowance for doubtful debts                           (31,714)            -        24,122
(Increase)/decrease in trade accounts receivable    (1,921,498)   (2,040,427)    1,138,729
(Increase)/decrease in inventories                     (35,002)      202,006      (157,025)
Decrease in pre-paid expenses                           28,693      (102,676)       27,742

Decrease in other receivables                            4,785        14,232       (32,477)
Decrease/(increase) in tax recoverable                 (12,394)            -        61,118
(Decrease)/increase in billings in excess of cost    1,269,824       458,954    (1,326,141)
Increase/(decrease) in trade accounts
  payable                                              166,858       359,137     1,009,759
(Decrease)/increase in accrued expenses                268,040       847,776      (407,512)
Increase in income taxes payable                       524,333        68,186       616,475
(Decrease)/increase in deferred income taxes            (1,570)            -        35,180
                                                    ----------    ----------    ----------
                                                     1,724,504        70,185     2,917,793
                                                    ==========    ==========    ==========

11   Non-cash financing and investing activities

     Capital lease obligations of $1,017,871 were incurred in 1996 when the company entered into leases for new machinery and equipment.

     In 1995, CAM Designs Limited incurred capital lease obligations of $276,615 on entering into leases for new machinery and equipment.


[KMPG Logo]                            18

CAM Designs Inc and subsidiaries

12   Fixed assets

                          Freehold     Leasehold      Plant and           Total
                          property      property      machinery
                                 $             $              $               $
Cost
At beginning of year             -             -              -               -
Additions                  303,433        24,240      1,685,295       2,012,968
Purchase of business             -       471,023      5,713,387       6,184,410
Exchange adjustment              -       (21,370)      (259,208)       (280,578)
                        ----------     ---------      ---------       ---------
At end of year             303,433       473,893      7,139,474       7,916,800
                        ==========     =========      =========       =========
Depreciation
At beginning of year             -             -              -               -
Charge in year                   -        25,716        391,876         417,592
Purchase of business             -       304,620      4,073,119       4,377,739
Exchange adjustment              -       (14,286)      (188,360)       (202,646)
                        ----------     ---------      ---------       ---------
At end of year                   -       316,050      4,276,635       4,592,685
                        ==========     =========      =========       =========
Net book value
At May 31, 1996            303,433       157,843      2,862,839       3,324,115
                        ==========     =========      =========       =========


Depreciation for the year ended May 31, 1996 was $417,592.


[KMPG Logo]                            19

CAM Designs Inc and subsidiaries

13   Stock

     The company has three categories of authorised stock as follows:

                                     Authorised
                                           1996                       1995

Class 'A' Common stock                9,000,000                  7,000,000
Class 'B' Common stock                        -                  2,000,000
Preferred stock                       1,000,000                  1,000,000

     Both Class 'A' and Class 'B' common stock were subject to any express rights of Preferred Stock. There are no express rights set out in the constitution, but authority is given to the Board of Directors to issue Preferred Stock on such rights as they deem fit. No preferred stock has been issued.

     Class 'A' shareholders are entitled to a preference dividend of $0.05 per share per annum. Other than this dividend all rights attached to Class 'A' and Class 'B' were identical in the following matters:

     1    The holders or common stock are entitled to one vote per share.

     2 To receive pro-rata the net assets of the company upon liquidation after distribution of such amounts to holders of preferred stock and payment of any accrued dividends to Class 'A' shareholders.

     3 Any dividend declared above and beyond the Preference Dividend will be distributed to Class 'A' and Class 'B' shareholders in equal value per share.

     On 24 January 1996 the Class 'B' stock converted into Class 'A' stock automatically and without any requirement for action on the part of the holders thereof, six months from the date of the prospectus for the Public Offering.

     As at May 31, 1996 there are options outstanding to officers, directors, consultants and employees covering 395,000 shares of Class A stock issued under the Company's 1995 Stock Option Plan. Options covering 300,000 shares first become exercisable in April 1996, options covering 105,000 shares first became exercisable up to July, 1996 and the balance becomes exercisable in August, 1996, Option prices may not be less than 100% of the fair market value of the Common Stock on the date of grant. 345,000 options have an exercise price of $5.00, 10,000 options have an exercise price of $7.00, 15,000 options have an exercise price of $7.50 and 50,000 options have an exercise price of $9.50.

14   Public Offering

     In July 1995 the Company issued 1,150,000 shares of common stock in an public offering.

     In connection with the offering, an underwriter's option to purchase 50,000 units at an exercise price of $17.50 per unit was issued to the underwriter. Each unit consists of two shares of class A common stock and one warrant to purchase one share of class A common stock at a price of $10.00 per share. The warrants are exercisable for a five year period from July 1995.


[KMPG Logo]                            20

CAM Designs Inc and subsidiaries

15   Legal Proceedings

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

16   Disclosure about the Fair Value of Financial Instruments

     Cash and cash equivalents, contract billings receivable, trade accounts payable and accrued expenses. The carrying amount approximates fair value because of the short maturity of these instruments.

     Long term debt

     The carrying amount approximates fair value as the variable rate (2% above LIBOR) bank loan has only recently been transacted.

17   Post balance sheet event

     On July 8, 1996 the company purchased 50,000 of its issued share capital for a total consideration of $325,000 and on July 16, 1996 the company purchased a further 25,000 of its issued share capital for a total consideration of $150,000. These shares remain uncancelled.

[KMPG Logo]                            21

Exhibit
 No.             Description
- - -------          -----------
3.1    Restated Certificate of Incorporation of the Registrant.

3.1A   Amended Certificate of Incorporation of the Registrant.

3.2    By-Laws of the Registrant.

3.3    Certificates of Incorporation of English subsidiaries of Registrant.

4.1 Form of Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, including form of Warrant.

4.2    Specimen Class A Common Stock, Warrant and Unit Certificates.

10.1   1995 Stock Option Plan.

10.2 Employment Agreement between the Registrant's subsidiary, MGA Holdings Ltd., and Mr. John R. Davidson.

10.3 Employment Agreement between the Registrant's subsidiary, MGA Holdings Ltd. and Mr. Robert A. Righton.

10.4   Consultancy Agreement with Charles Linder.

10.5   Form of Unit Purchase Option between the Registrant and the Underwriter.

10.6 Form of Overdraft Credit Agreement between National Westminster Bank and MGA Holdings Ltd.

10.7 Stock Purchase Agreement dated as of April 7, 1995 between the stockholders of the Company and CAM.

10.8 Terms and conditions of employment in Holdings UK and Form of Secrecy Agreement with Employees.

10.9   Contract dated April 7, 1995 with Rolls Royce Motor Cars Ltd.

10.10  Lease at Warwick, England.

10.11  Consultancy Agreement with M.H. Meyerson & Co. Inc.

10.12  Consultancy Agreement with William Camplisson.


(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended May 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CAM DESIGNS INC.


                                     By:     s/John R. Davidson
                                             ------------------
                                             John R. Davidson
                                             Chairman of the Board, President
                                             and Chief Executive Officer

DATE: August 26, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signatures                              Title                  Date
      ----------                              -----                  ----

s/John R. Davidson                      Chairman of the          August 26, 1996
- - -----------------------------           Board, President and
    John R. Davidson                    Chief Executive
                                        Officer (Principal
                                        Executive Officer)

s/Robert A. Righton                     Chief Financial          August 26, 1996
- - -----------------------------           Officer, Secretary
    Robert A. Righton                   and Director
                                        (Principal Financial
                                        and Accounting
                                        Officer)

s/Charles W. Linder                     Director                 August 26, 1996
- - -----------------------------
    Charles W. Linder


s/David R. James                        Director                 August 26, 1996
- - -----------------------------
    David R. James


s/William E. Camplisson                 Director                 August 26, 1996
- - -----------------------------
    William E. Camplisson



s/Peter D. Horbury                      Director                 August 26, 1996
- - -----------------------------
    Peter D. Horbury


s/Theodore Sall, Ph.D                   Director                 August 26, 1996
- - -----------------------------
    Theodore Sall, Ph.D

                                    EXHIBIT A

CAM Designs Inc.

EPS Calculations for period June 1, 1995 to May 31, 1996

Total income as per consolidated accounts                   1,510,231
Add: Net assumed interest income for whole period             158,387
                                                           ----------
Adjusted net income                                         1,668,618


Net income per total weighted average                       1,668,618
                                                           ----------
                                                            2,535,743

                                                 = 66 cents per share