Form 10KSB/A
period 1996-05-31
CAM DESIGNS INC
filed 1996-10-04
CIK 945081

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        AMENDMENT NO. 1 TO FORM 10-KSB

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended May 31, 1996

                                      OR

   [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _____________ to _____________

                        Commission File Number 1-13886

                               CAM DESIGNS INC.
                (Name of small business issuer in its charter)

                 Delaware                            75-2257039
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

             460 Park Avenue, Suite 1100, New York, New York 10022
             (Address of principal executive offices)     (Zip Code)

                  Issuer's telephone number:   (212) 448-0240

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  ----------------------------------------
- Class A Common Stock $.001 par value    National Market System of NASDAQ;
                                          The Pacific Stock Exchange

- Redeemable Warrants to Purchase         National Market System of NASDAQ;
  Class A Common Stock                    The Pacific Stock Exchange

- Units (consisting of 2 shares of
  Class A Common Stock and one Warrant)


Securities registered under Section 12(g) of the Exchange Act:

-   Units (consisting of 2 shares of Class A Common
          Stock and one Warrant)                     Electronic Bulletin Board
                                                     of the NASD

                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X      No___

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

    As of August 18, 1996, there were 2,175,000 shares of Class A Common Stock outstanding.


Documents Incorporated By Reference

    None.


Transitional Small Business Disclosure Format:

    Yes___    No  X




TOTAL PAGES IN THIS REPORT:   7 (including cover page)   EXHIBIT INDEX: PAGE 4


                         [Cover page 2 of 2 pages]

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

Exhibit
 No.             Description
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

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to its form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CAM DESIGNS INC.


                         By:  s/John R. Davidson
                              ---------------------------------
                              John R. Davidson
                              Chairman of the Board, President
                              and Chief Executive Officer

DATE: October 3, 1996

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signatures  Title Date

s/John R. Davidson           Chairman of the Board,            October 3, 1996
-------------------------    President and Chief Executive
John R. Davidson             Officer (Principal
                             Executive Officer)

s/Robert A. Righton          Chief Financial Officer,          October 3, 1996
-------------------------    Secretary and Director
Robert A. Righton            (Principal Financial and
                             Accounting Officer)

s/Charles W. Linder          Director                          October 3, 1996
-------------------------
Charles W. Linder

s/David R. James             Director                          October 3, 1996
-------------------------
David R. James

s/William E. Camplisson      Director                          October 3, 1996
-------------------------
William E. Camplisson

s/Peter D. Horbury           Director                          October 3, 1996
-------------------------
Peter D. Horbury

s/Theodore Sall, Ph.D        Director                          October 3, 1996
-------------------------
Theodore Sall, Ph.D