Form 10QSB
period 1996-08-31
CAM DESIGNS INC
filed 1996-10-18
CIK 945081

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

 [ ]              TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                  EXCHANGE ACT

             For the transition period from _________ to _________

                         Commission file number 1-13886

                                CAM DESIGNS INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Delaware                                75-2257039
       -------------------------------               -------------------
       (State or other jurisdiction of               (IRS Employer
       incorporation or organization)                Identification No.)

                   Birmingham Road, Allesley Coventry CV59QE
       -----------------------------------------------------------------
                    (Address of principal executive offices)

                              (011) 44-203-407-700
       -----------------------------------------------------------------
                          (Issuer's telephone number)


       -----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----    -----

As of October 15, 1996, there were 2,175,000 shares of Class A Common Stock issued and outstanding.

TOTAL PAGES IN THIS REPORT:  14 (including cover page & Exhibits)

                               CAM DESIGNS, INC.
                                     INDEX


                                                                     Page No.
                                                                     --------

PART 1 -   FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Index)                     1

           Consolidated Balance Sheet as of
           August 31, 1996                                             2-3

           Consolidated Statements of Earnings
           for the Three Months ended
           August 31, 1996 and 1995                                      4

           Consolidated Statements of Cash Flows
           for the Three Months ended
           August 31, 1996 and 1995                                      5

           Consolidated Statement of Shareholders'
           Equity                                                        6

           Notes to Consolidated Financial
           Statements                                                  7-8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                 9-10


PART II -  OTHER INFORMATION


Item 3.    Exhibits and Reports on Form 8-K                             11


SIGNATURES                                                              12

                        CAM Designs Inc and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet

                                       August 31, 1996       May 31, 1996

                                               $                   $
Assets

Current assets

Cash and cash equivalents                  3,669,045           4,432,278

Contract billings receivable               3,381,252           5,023,691

Inventories                                1,529,611             356,882

Other current assets                         448,906             315,049

                                         -----------         -----------

Total current assets                       9,028,814          10,127,900


Fixed assets

Investments                                    1,540               1,515


Property and machinery:

Freehold property                            303,433             303,433

Leasehold property                           481,713             473,893

Plant and machinery                        7,475,672           7,139,474

Less accumulated depreciation
and amortisation                          (4,763,801)         (4,592,685)


                                         -----------         -----------

Net property, plant and machinery          3,497,017           3,324,115

                                         -----------         -----------

                                          12,527,371          13,453,530

                                         ===========         ===========

                        CAM Designs Inc and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet


                                           August 31, 1996    May 31, 1996

                                                   $                $
Liabilities

Current liabilities
Current installments of obligations
under bank loan                                   12,369           18,085
Current installments of
obligations under capital leases                 438,951          482,368
Billings in excess of costs and
estimated earnings on
uncompleted contracts                                 --          361,394
Trade accounts payable                         1,974,123        2,523,485
Income taxes payable                           1,410,012        1,261,749
Accrual and other expenses                     1,943,939        2,006,374
Promissory notes                                 214,000          214,000
                                             -----------      -----------
Total current liabilities                      5,993,394        6,867,455
Obligations under capital
leases excluding current installments            893,190          851,353

Obligations under bank Loan excluding
current installments                             227,711          240,081
Promissory notes                                                       --
Deferred income taxes                             11,817           11,817
                                             -----------      -----------
Total liabilities                              7,126,112        7,970,706
                                             -----------      -----------

Stockholders' equity

Class 'A' common stock, $0.001 par value
Authorized 7,000,000 issued 2,250,000              2,250            2,250
Additional paid-in capital                     4,229,765        4,229,765
Treasury stock                                  (475,000)              --
Retained earnings                              1,644,244        1,250,809
                                             -----------      -----------
Total stockholders' equity                     5,401,259        5,482,824
                                             -----------      -----------
                                              12,527,371       13,453,530
                                             ===========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

CAM Designs Inc

Unaudited Condensed Consolidated Statements of Operations


                           CAM Designs Inc                    CAM Designs Inc
                           June 1 to        June 1 to         June 1 to        June 1
                           August 31,       August 31,        August 31,       August 31
                           1995             1995              1996             1996

                           $                $                 $                $
Revenue
Automotive
industry.                  1,522,755        1,522,755         3,845,526         3,845,526

Aerospace
industry.                    437,453          437,453           512,626           512,626

Placement of
Personnel.                   230,998          230,998           935,036           935,036
                           ---------        ---------         ---------         ---------

                           2,191,206        2,191,206         5,293,188         5,293,188
                           ---------        ---------         ---------         ---------

Operating Costs
and expenses.
Selling general
and administrative
expenses.                  1,831,479        1,831,479         4,639,374         4,639,374

Depreciation.                 64,274           64,274           171,116           171,116
                           ---------        ---------        ----------         ---------

                           1,895,753        1,895,753         4,810,490         4,810,490
                           ---------        ---------         ---------         ---------

Operating
profit.                      295,453          295,453           482,698           482,698
Other income/
expense.

Investment
income.                       14,106           14,106            27,473            27,473

Interest
expense.                     (1,995)           (1,995)                -                 -


Gain on sale
of equipment.                      -                -                 -                 -
                           ---------        ---------         ---------         ---------

Income
before taxes.                307,564          307,564           510,171           510,171
                           ---------        ---------         ---------         ---------

Income taxes.
Provision.                   104,742          104,742           167,000           167,000
                           ---------        ---------         ---------         ---------

Net income.                  202,822          202,822           343,171           343,171
                           ---------        ---------         ---------         ---------


See accompanying notes to unaudited consolidated financial statements

Net Earnings
Per Share of
Common
Stock                      0.15             -                 0.134             -

Weighted
Average Common
Shares                     1,367,971        -                 2,883,152         -

                                CAM Designs Inc
            Unaudited Condensed Consolidated Statements of Cash Flow

                                                 CAM Designs Inc.           CAM Designs Inc.

                                                    June 1 to                  June 1 to
                                                 August 31, 1995            August 31, 1996
                                                         $                          $
Cash flows from operating activities:

         Net profit                                    202,822                    343,171

Adjustments to reconcile net cash provided by operating activities:

         Depreciation                                   64,274                    171,116

Change in operating assets and liabilities net of effect of acquisition of subsidiary:

         Change in receivables                         871,600                  1,725,339

         Change in Other
         Current Assets                               (161,493)                (1,296,445)

         Change in accounts payable                     82,372                   (591,004)

         Change in other liabilities                   946,552                   (335,648)
                                                   -----------                -----------

         Net cash provided
         by operating activities                     2,006,127                     16,529
                                                   -----------                -----------

Cash flows from investing activities:

         Purchases of plant
         and equipment                                 (88,110)                  (289,163)

         Purchase of Investment                              -                          -

         Purchase of subsidiary                     (1,611,699)                         -
                                                   -----------                -----------

         Net cash used in investing
         activities:                                (1,699,809)                  (289,163)
                                                   -----------                -----------


         Dividends Paid                                      -                          -

         Net Proceeds from sale of
         common stock                                4,503,396                          -

         Repurchase of Stock                                 -                   (475,000)

         Repayment of borrowings                       (83,400)                   (18,383)

         Capital element of
         finance lease repayments                      (15,203)                   (27,551)

         Bank Overdraft                                (11,114)                         -
                                                   -----------                -----------

         Net cash provided/(used in)
         by financing activities                     4,393,679                  (520,934)
                                                   -----------                -----------

Net increase in cash

         Cash at beginning of period                    57,453                  4,432,278

         Movement in Cash                            4,699,997                  (793,568)

         Exchange gain                                       -                     30,335
                                                   -----------                -----------

         Cash at end of period                       4,757,450                  3,669,045
                                                   ===========                ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                CAM Designs Inc

      Unaudited Condensed Consolidated Statements of Shareholders' Equity

                                                                       Additional                         Total
                                    Treasury         Common            paid in          Retained          stock-
                                    Stock             Stock            capital          earnings          holders'
                                                                                                          equity


                                      $                $                   $                 $                 $
CAM Designs Inc

Balance at May                            -            2,250           4,229,765        1,250,809         5,482,824
31, 1996

Profit for the period                     -                -                   -          343,171           343,171

Dividends declared                        -                -                   -                -                 -

Shares Repurchased                (475,000)                -                   -                -         (475,000)

Exchange Difference                       -                -                   -           50,264            50,264
                                  ---------        ---------           ---------        ---------         ---------
Balance at August 31, 1996        (475,000)            2,250           4,229,765        1,644,244         5,401,259
                                  ---------        ---------           ---------        ---------         ---------


See accompanying notes to the unaudited consolidated condensed financial statements.

                        CAM Designs Inc and Subsidiaries
                          and MGA Holdings Limited and
                              Subsidiaries Limited


Notes to unaudited condensed consolidated financial statements


1.                Organization

                  On September 9, 1994, CAM Designs Inc. was incorporated as MGA Holdings Inc. The company name was changed to CAM Designs Inc ("CAM") on April 18, 1995. CAM is a holding company and has not engaged in any commercial operations during the period since incorporation.

                  On July 27, 1995 the shareholders of MGA Holdings Limited ("MGA") surrendered 100% of the issued shares of MGA (63,200 cumulative convertible participating preference shares of (pound)1 each, 54,551 ordinary shares of (pound)1 each) to CAM. As a result, MGA became a wholly owned subsidiary of CAM.

                        CAM Designs Inc and Subsidiaries
                          and MGA Holdings Limited and
                              Subsidiaries Limited


Notes to unaudited condensed consolidated financial statements

1.                Organization (continued)

                  The economic environment in which MGA operates is in the United Kingdom and hence its reporting currency is the UK pound sterling ((pound)).

2.                Basis of presentation

                  The accompanying unaudited condensed consolidated statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended May 31, 1996.

                  In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company's financial position at August 31, 1996, results of operations for the periods ended August 31, 1996 and 1995 and cash flows for the periods ended August 31, 1996 and 1995. The results for the period ended August 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending August 31, 1996.

                  The effective date of the acquisition of MGA was July 27, 1995. The acquisition has been accounted for under the purchase method of accounting. Under this method, the results of MGA Holdings Limited and subsidiaries are included in the consolidated statement of operations of CAM from the date of acquisition.

                  Profit and Loss Accounts in foreign currencies are translated into US Dollars at average rates for the relevant according periods. Assets and Liabilities are translated at exchange rates ruling at the date of the Group Balance Sheet.

Management Discussion and Analysis of Financial Condition and Result of
Operations

On July 27, 1995, both the consummation of the Company's initial public offering and its reorganization whereby the Company acquired all of the capital stock of CAM Designs Ltd (formerly MGA Holdings Ltd) took place. For purposes of permitting a comparison to prior periods, this section utilizes the results for the first fiscal quarter for comparison with those of the comparable quarter of the Company's prior fiscal year, and ignores the actual date of acquisition for accounting comparison purposes.

3 Months ended August 31 1996 as compared to 3 Months ended August 31 1995

Summary of Operations

Sales for CAM Designs Inc. were $5.3 million in the quarter against $6.6 million for the comparable full quarter last year. However, as a result of the Company's improved operating margins, caused by reduced out-sourcing and improved productivity, net earnings after taxes have been maintained at approximately $343,000 as compared with approximately $336,000 for the prior corresponding period. This reflects one of the Company's strategic aims, which is to concentrate on high margin work, which is a prime factor of the Company's target market sector. Gross operating margins of 24% and net pre-tax margins of 9.6% against 6.75% net pre-tax margins for the same quarter last year reflect the current success of this strategy.

Overheads represented 14% of revenues in this quarter compared with 17% last year, further confirming the Company's tight cost controls.

Liquidity and Capital Resources

On July 27, 1995, the Company consummated its initial public offering of securities consisting of 575,000 units (including the underwriter's over-allotment option). Each unit consisted of two shares of Class A Common Stock and one Class A Purchase Warrant entitling the holder to purchase one share of Class A stock at a price of $8.00 per share for a 5 year period.

The Company received net proceeds of approximately $4.5 million from such offering, after underwriting discounts and commissions and other expenses of the offering. The Company ultimately utilized approximately $1.9 million of such proceeds to fund the purchase of a portion of the outstanding securities and liabilities of its British subsidiary from a principle stockholder, NatWest Ventures, and has utilized approximately $1.5 million of such proceeds for the expansion of its facilities and the purchase of additional equipment. The Company anticipates that the balance of the proceeds of such public offering, aggregating approximately $1.1 million together with existing funds generated from operations, will enable it to fund its operating and capital needs through at least the current fiscal year and May 31, 1998, the end of its next fiscal year. Should the Company require presently unanticipated further funds, approximately $1 million of bank and finance credit lines are in place.

As compared to year-end, cash balances have reduced by almost $800,000 due mainly to the share buy-back transaction completed during the quarter and increased inventory of approximately $1.2 million due to current long term contracts.

On longer term contracts the Company normally obtains stage payments against work completed to date to ensure project funding is maintained at reasonable levels and uncharged work-in-progress minimized. The level of work-in-progress has increased over the last fiscal year to the current level of $1,529,611 due to the advanced stages of two current large contracts, whereby invoices will be issued upon delivery of finished vehicles. The Company does not envisage any difficulty in funding these or other projects over the next twelve months.

                                   Exhibit A

CAM Designs Inc

EPS Calculations for period June 1, 1996 to August 31, 1996


Total income as per unaudited consolidated interim accounts            343,171

Add:  Net assumed interest income for whole period                      42,313
                                                                     ---------
Adjusted net income                                                    385,484



Net income per total weighted average                                  385,484
                                                                     ---------
                                                                     2,883,152

                                                            = 13.4 cents/share

                                    Part II

Other Information


Item 6.  Exhibits


         (a)    Exhibits

                Calculation of Earnings Per Share.



                8-K Reports

         (b) No reports on Form 8-K were filed during the quarter in reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10- QSB to be signed on its behalf by the undersigned thereto duly authorized.


Dated:  October 17, 1996


                                       CAM DESIGNS, INC.



                                       /s/ John R. Davidson
                                       --------------------------------------
                                       John R. Davidson
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



                                       /s/ Robert A. Righton
                                       --------------------------------------
                                       Robert A. Righton
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)