Form 10QSB
period 1996-11-30
CAM DESIGNS INC
filed 1997-01-14
CIK 945081

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996
                                               -----------------

 [ ]       TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
           EXCHANGE ACT

                For the transition period from ______ to ______

                         Commission file number 1-13886
                                                -------

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

                   Birmingham Road, Allesley Coventry CV59QE
                   -----------------------------------------
                    (Address of principal executive offices)

                              (011) 44-203-407-700
                          ---------------------------
                          (Issuer's telephone number)
--------------------------------------------------------------------------
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

As of January 1, 1997, there were 2,250,000 shares of Class A Common Stock issued and outstanding.

TOTAL PAGES IN THIS REPORT:  14 (including cover page & Exhibits)

                                CAM DESIGNS, INC.

                                      INDEX

                                                             Page No.

PART 1 -  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Index)              1

          Consolidated Balance Sheet as of
          November 30, 1996                                     2-3

          Consolidated Statements of Earnings
          for the Six Months ended
          November 30, 1996 and 1995                             4

          Consolidated Statements of Cash Flows
          for the Six Months ended
          November 30, 1996 and 1995                            5-6

          Consolidated Statement of Shareholders
          Equity                                                 7

          Notes to Consolidated Financial
          Statements                                             8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                            9-10

PART II - OTHER INFORMATION

Item 3.   Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                       12

                        CAM Designs Inc and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet

                                        November 30, 1996      May 31, 1996

                                                 $                   $
Assets

Current assets

Cash and cash equivalents                    2,488,905          4,432,278

Contract billings receivable                 4,686,300          5,023,691

Inventories                                  1,258,610            356,882

Other current assets                           432,106            315,049
                                           -----------        -----------
Total current assets                         8,865,921         10,127,900

Fixed assets

Investments                                      1,670              1,515

Property and machinery:

Freehold property                              329,047            303,433

Leasehold property                             522,377            473,893

Plant and machinery                          8,817,875          7,139,474

Less accumulated depreciation
and amortisation                            (5,720,405)        (4,592,685)
                                           -----------        -----------
Net property, plant and machinery            3,948,894          3,324,115
                                           -----------        -----------
                                            12,816,485         13,453,530
                                           ===========        ===========

                        CAM Designs Inc and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet

                                         November 30, 1996     May 31, 1996

                                                   $               $
Liabilities

Current liabilities
Current instalments of obligations
under bank loan                                 13,413             18,085

Current instalments of
obligations under capital leases               411,988            482,368
Billings in excess of costs and
estimated earnings on
uncompleted contracts                                -            361,394
Trade accounts payable                       1,982,864          2,523,485
Income taxes payable                         1,070,794          1,261,749
Accrual and other expenses                   2,304,248          2,006,374
Promissory notes                               214,000            214,000
                                           -----------        -----------
Total current liabilities                    5,997,307          6,867,455
Obligations under capital
leases excluding current instalments           838,689            851,353
Obligations under bank Loan excluding
current instalments                            246,933            240,081
Promissory notes                                     -                  -
Deferred income taxes                           13,026             11,817
                                           -----------        -----------
Total liabilities                            7,095,955          7,970,706
                                           -----------        -----------
Stockholders' equity

Class 'A' common stock, $0.001 par value
Authorised 7,000,000 issued 2,250,000            2,250              2,250
Additional paid-in capital                   4,229,765          4,229,765
Treasury stock                                (475,000)                 -
Retained earnings                            1,963,515          1,250,809
                                           -----------        -----------
Total stockholders' equity                   5,720,530          5,482,824
                                           -----------        -----------
                                            12,816,485         13,453,530
                                           ===========        ===========

See accompanying notes to unaudited condensed consolidated financial statements

CAM Designs Inc

Unaudited Condensed Consolidated Statements of Operations

                        CAM Designs Inc                CAM Designs Inc

                    Sept 1 to      June 1 to      Sept 1 to     June 1
                    November 30,   November 30,   November 30,  November 30
                    1995           1995           1996          1996

                        $              $              $              $
Revenue.

Automotive
industry.           5,126,399      6,649,154      5,778,379      9,623,905
Aerospace
industry.           1,105,352      1,542,805        989,774      1,502,400
Placement of
Personnel.            828,789      1,059,787        858,254      1,793,290
                   ----------     ----------     ----------     ----------
                    7,060,540      9,251,746      7,626,407     12,919,595
                   ----------     ----------     ----------     ----------

Operating Costs
and expenses.
Selling general
and
administrative
expenses.           6,285,899      8,117,378      7,368,066     12,007,440
Depreciation.         177,060        241,334        178,893        350,009
                   ----------     ----------     ----------     ----------
                    6,462,959      8,358,712      7,546,959     12,357,449
                   ----------     ----------     ----------     ----------

Operating
profit.               597,581        893,034         79,448        562,146
Other income/
expense.
Investment
income.                40,841         54,947         17,194         44,667
Interest
expense.                    -         (1,995)       (16,570)       (16,570)
Gain on sale
of equipment.               -              -              -              -
Income             ----------     ----------     ----------     ----------
before taxes.         638,422        945,986         80,072        590,243
                   ----------     ----------     ----------     ----------
Income taxes.
Provision.            212,160        316,902         32,080        199,080
                   ----------     ----------     ----------     ----------
Net income.           426,262        629,084         47,992        391,163
                   ----------     ----------     ----------     ----------


See accompanying notes to unaudited consolidated financial statements

Net Earnings
Per Share of
Common
Stock                   $0.17          $0.33          $0.03         $0.167

Weighted
Average Common
Shares              2,925,000      2,246,485      2,850,000      2,866,576

                                 CAM Designs Inc
            Unaudited Condensed Consolidated Statements of Cash Flow


                                           CAM                CAM
                                           Designs            Designs
                                           Inc                Inc

                                           June 1 to          June 1 to
                                           November 30,       November 30,
                                           1995               1996

                                           $                  $

Cash flows from
operating activities:

Net profit                                     629,084            391,163

Adjustments to reconcile
net cash provided by
operating activities:

   Depreciation                                305,365            350,009

Change in operating
assets and liabilities
net of effect of
acquisition of
subsidiary:

   Change in receivables                       669,793            805,484

   Change in Other
   Current Assets                              102,699           (903,943)

   Change in accounts
   payable                                     435,471           (755,434)

   Change in other
   liabilities                               1,224,457           (607,149)
                                           -----------        -----------
Net cash provided
by operating activities                      3,366,869           (719,870)
                                           -----------        -----------
Cash flows from investing
activities:

   Purchases of plant
   and equipment                              (634,334)          (620,464)


   Purchase of Investment                            -                  -

   Purchase of subsidiary                   (1,681,491)                 -
                                           -----------        -----------
Net cash used in investing
activities:                                 (2,315,825)          (620,464)
                                           -----------        -----------

   Dividends Paid                                    -                  -

   Net Proceeds from sale of
   common stock                              4,583,971                  -

   Repurchase of Stock                               -           (475,000)

   Repayment of
   borrowings                                  (83,400)           (22,926)

   Capital element of
   finance lease
   repayments                                  (19,243)          (207,669)

   Bank Overdraft                              (10,995)                 -
                                           -----------        -----------
Net cash provided/(used in)
by financing activities                      4,470,333           (705,595)
                                           -----------        -----------

Net increase in cash

   Cash at beginning
   of period                                    57,453          4,432,278

   Movement in Cash                          5,521,377         (2,045,929)

   Exchange gain                               (75,174)           102,556
                                           -----------        -----------
   Cash at end of period                     5,503,656          2,488,905
                                           ===========        ===========

See accompanying notes to unaudited condensed consolidated financial statements

                                 CAM Designs Inc
       Unaudited Condensed Consolidated Statements of Shareholders' Equity

                                             Additional             Total
                        Treasury    Common   paid in    Retained    stock-
                        Stock       Stock    capital    earnings    holders'
                                                                    equity

                           $          $         $          $           $

CAM Designs Inc

Balance at May                 -     2,250    4,229,765  1,250,809   5,482,824
31, 1996
Profit for the
period                         -         -            -    391,163     391,163

Dividends declared             -         -            -          -           -
Shares Repurchased      (475,000)        -            -          -    (475,000)
Exchange Difference            -         -            -    321,543     321,543
                        --------    ------   ---------- ----------  ----------
Balance at November
30, 1996                (475,000)    2,250    4,229,765  1,963,515   5,720,530
                        --------    ------   ---------- ----------  ----------

    See accompanying notes to the unaudited consolidated condensed financial statements.

                        CAM Designs Inc and Subsidiaries
                          and MGA Holdings Limited and
                              Subsidiaries Limited

Notes to unaudited condensed consolidated financial statements

1.      Organisation

        On September 9, 1994, CAM Designs Inc. was incorporated as MGA Holdings Inc. The company name was changed to CAM Designs Inc ("CAM") on April 18, 1995. CAM is a holding company and has not engaged in any commercial operations during the period since incorporation.

        On July 27, 1995 the shareholders' of MGA Holdings Limited ("MGA") surrendered 100% of the issued shares of MGA (63,200 cumulative convertible participating preference shares of (pound)1 each, 54,551 ordinary shares of (pound)1 each) to CAM. As a result, MGA became a wholly owned subsidiary of CAM.

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

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company's financial position at November 31, 1996, results of operations for the periods ended November 31, 1996 and 1995 and cash flows for the periods ended November 31, 1996 and 1995. The results for the period ended November 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending November 31, 1996.

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

Managements Discussion and Analysis of Financial Condition and Result of Operations

On July 27, 1995, both the consummation of the Company's initial public offering and its reorganisation whereby the Company acquired all of the capital stock of CAM Designs Ltd (formerly MGA Holdings Ltd) took place. For purposes of permitting a comparison to prior periods, this section utilizes the results for the first fiscal quarter for comparison with those of the comparable quarter of the Company's prior fiscal year, and ignores the actual date of acquisition for accounting comparison purposes.

3 Months ended November 30 1996 as compared to 3 Months ended November 30 1995

Summary of Operations

Sales for the quarter totalled $7.6 million against $7.1 million in the same period last year, bringing year to date sales to $12.9 million verses $9.2 million in the same period last year.

However, because of special circumstances encountered by the Company with respect to two particular contracts, margins have been adversely impacted, resulting in net earnings after taxes of approximately $48,000 as compared to approximately $426,000 generated during the corresponding quarter in the prior fiscal year. One of these contracts is for customized vehicles, and the current stage required considerably more effort than had been anticipated by both parties; the Company is engaged in informal discussions to seek a recovery of these extra costs from the customer.

In addition, the Company elected to invigorate its aerospace arm by developing expertise in a potentially highly profitable segment of the market by securing a short-term technically sophisticated contract at a lower than normal margin.

Management is taking steps to exploit its expanded expertise derived as a result, by seeking additional contracts and/or extensions of these contracts which will result in a resumption of the Company's revenue and earnings growth.

Control of overhead costs continues to be tightly controlled and totalled 14% of revenues in the period.

Interest Income reduced in the period as a result of reduced investments due to the recently completed partial share buy-back and increased working capital requirements but is currently forecast to improve over the next quarter.

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

The company received net proceeds of approximately $4.5 million from such offering, after underwriting discounts and commissions and other expenses of the offering. The Company ultimately utilized approximately $1.9 million of such proceeds to fund the purchase of a portion of the outstanding securities and liabilities of its British subsidiary from a principle stockholder, NatWest Ventures, and has utilized approximately $1.5 million of such proceeds for the expansion of its facilities and the purchase of additional equipment. The Company anticipates that the balance of the proceeds of such public offering, together with funds generated from operations equal to approximately $2.4 million in the aggregate will enable it to fund its operating and capital needs through at least the current fiscal year and should the Company require presently unanticipated further funds, approximately $1 million of bank and finance credit lines are in place.

On longer term contracts the company normally obtains stage payments against work completed to date to ensure project funding is maintained at reasonable levels and uncharged work-in-progress minimised. The level of work-in-progress has increased over the last fiscal year to the current level of $1.2 million due to the advanced stages of current large contracts, whereby invoices will be issued upon delivery of finished vehicles. The Company does not envisage any difficulty in funding these or other projects over the next twelve months.

Forward Looking Statements

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements included, but are not limited to, the absence of anticipated contracts or higher than historical costs incurred in performance of contracts. In light of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                    Part II

Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of CAM Designs Inc. was held on November 4, 1996.

         One proposal, subject to stockholder approval, was approved at the Annual Meeting by a vote of stockholders. Under this proposal, management nominees for election to the Board of Directors, Messrs. John R. Davidson, Robert A. Righton, William E. Camplisson, Peter D. Horbury and Theodore Sall, Ph.D., were re-elected as directors of the Company to serve until the Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

Item 6.  Exhibits

         (a) Exhibits

             Calculation of Earnings Per Share.

             8-K Reports

         (b) No reports on Form 8-K were filed during the quarter in reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereto duly authorized.

Dated:  January 13, 1997

                               CAM DESIGNS, INC.


                               /s/ John R. Davidson
                               -------------------------------------
                               John R. Davidson
                               Chairman of the Board,
                               President and Chief Executive Officer
                               (Principal Executive Officer)


                               /s/ Robert A. Righton
                               -------------------------------------
                               Robert A. Righton
                               Chief Financial Officer and Treasurer
                               (Principal Financial Officer)