Form 10QSB/A
period 1996-11-30
CAM DESIGNS INC
filed 1997-01-15
CIK 945081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                   FORM 10-QSB

(Mark One)

 [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

 [ ]      TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
          EXCHANGE ACT

              For the transition period from ________ to ________

                         Commission file number 1-13886
                                                -------

                                  CAM DESIGNS INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                             75-2257039
-------------------------------                             ------------------
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


             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

TOTAL PAGES IN THIS REPORT:  3 (including cover page & Exhibit)

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereto duly authorized.

Dated:  January 15, 1997

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