Form 10QSB
period 1997-02-28
CAM DESIGNS INC
filed 1997-04-21
CIK 945081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended February 28, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

               For the transition period from ________ to ________

                         Commission file number 1-13886

                                CAM DESIGNS INC.
        (Exact name of small business issuer as specified in its charter)

                   Delaware                                75-2257039
        (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)               Identification No.)

                    Birmingham Road, Allesley Coventry CV59QE
                    (Address of principal executive offices)

                              (011) 44-203-407-700
                           (Issuer's telephone number)

            ________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X   No ___

As of April 18, 1997, there were 2,175,000 shares of Class A Common Stock issued and outstanding.

TOTAL PAGES IN THIS REPORT: 14 (including cover page & Exhibits)

                                CAM DESIGNS, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------
PART 1 -  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Index)                      1

          Consolidated Balance Sheet as of
          February 28, 1997 and May 31, 1996.                            2-3

          Consolidated Statements of Earnings
          for the Nine Months ended
          February 28, 1997 and 1996                                     4

          Consolidated Statements of Cash Flows
          for the Nine Months ended
          February 28, 1997 and 1996                                     5-6

          Consolidated Statement of Shareholders
          Equity                                                         7

          Notes to Consolidated Financial
          Statements                                                     8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                     9-10

PART II - OTHER INFORMATION

Item 3.   Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                               12

                        CAM Designs Inc and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet

                                        February 28, 1997   May 31, 1996

                                                $                 $
        Assets
        Current assets
        Cash and cash equivalents           1,248,154         4,432,278
        Contract billings receivable        4,052,536         5,023,691
        Inventories                         2,882,589           356,882
        Other current assets                  359,786           315,049
                                           ----------        ----------
        Total current assets                8,543,065        10,127,900

        Fixed assets
        Investments                             1,610             1,515
        Property and machinery:
        Freehold property                     317,225           303,433
        Leasehold property                    503,610           473,893
        Plant and machinery                 8,614,507         7,139,474
        Less accumulated depreciation      (5,701,784)       (4,592,685)
        Net property, plant and machinery   3,733,558         3,324,115
                                           ----------        ----------
                                           12,278,233        13,453,530
                                           ==========        ==========

                        CAM Designs Inc and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet

                                               February 28, 1997    May 31, 1996

                                                       $                  $
 Liabilities
 Current liabilities
 Current instalments of obligations
 under bank loan                                      12,931             18,085
 Current instalments of
 obligations under capital leases                    322,012            482,368
 Billings in excess of costs and
 estimated earnings on
 uncompleted contracts                                     -            361,394
 Trade accounts payable                            2,879,219          2,523,485
 Income taxes payable                                841,913          1,261,749
 Accrual and other expenses                        1,817,880          2,006,374
 Promissory notes                                    214,000            214,000
                                                  ----------         ----------
 Total current liabilities                         6,087,955          6,867,455
 Obligations under capital
 leases excluding current instalments                799,239            851,353
 Obligations under bank Loan excluding
 current instalments                                 247,380            240,081
 Deferred income taxes                                12,558             11,817
                                                  ----------         ----------
 Total liabilities                                 7,147,132          7,970,706
                                                  ----------         ----------
 Stockholders' equity
 Class 'A' common stock, $0.001 par value
 Authorised 7,000,000 issued 2,250,000                 2,250              2,250
 Additional paid-in capital                        4,229,765          4,229,765
 Treasury stock                                     (475,000)                 -
 Retained earnings                                 1,374,086          1,250,809
                                                  ----------         ----------
 Total stockholders' equity                        5,131,101          5,482,824
                                                  ----------         ----------
                                                  12,278,233         13,453,530
                                                  ==========         ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                        CAM Designs Inc and subsidiaries
           Unaudited Condensed Consolidated Statements of Operations

                       Dec 1 to      June 1 to       Dec 1 to      June 1 to
                     February 29,   February 29,   February 28,   February 28
                         1996           1996           1997           1997

                          $               $             $               $
Revenue
Automotive
industry              6,369,404      13,018,558     5,249,999      14,873,904
Aerospace
industry                678,710       2,221,515       714,742       2,217,142
Placement of
Personnel               798,267       1,858,054       962,637       2,755,927
                      ---------      ----------     ---------      ----------
                      7,846,381      17,098,127     6,927,378      19,846,973
                      ---------      ----------     ---------      ----------
Operating Costs
and expenses
Selling general
and
administrative
expenses              7,114,380      15,231,758     7,307,132      19,314,572
Depreciation            120,475         361,809       189,225         539,234
                      ---------      ----------     ---------      ----------
                      7,234,855      15,593,567     7,496,357      19,853,806
                      ---------      ----------     ---------      ----------
Operating profit
Other income/
expense                 611,526       1,504,560      (568,979)         (6,833)
Investment
income                   42,836          97,783        15,288          59,995
Interest
expense                       -          (1,995)      (18,828)        (35,398)
                      ---------      ----------     ---------      ----------
Income
before taxes            654,362       1,600,348      (572,519)         17,724
                      ---------      ----------     ---------      ----------
Income taxes
Provision              (218,075)       (534,977)      193,080          (6,000)
                      ---------      ----------     ---------      ----------
Net income              436,287       1,065,371      (379,439)         11,724
                      ---------      ----------     ---------      ----------

Net Earnings
Per Share of
Common Stock
and Common
Stock Equivalent          $0.16           $0.49             -          $0.038

Net loss per
Share of Common
Stock                         -               -        ($0.17)              -

Weighted
Average Common
Shares and
Common Stock
equivalents           2,925,000       2,405,990             -       2,641,051

Weighted
Average Common
Shares                        -               -     2,175,000               -

     See accompanying notes to unaudited consolidated financial statements

                        CAM Designs Inc and subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flow

                                            June 1 to          June 1 to
                                           February 29,       February 28,
                                               1996               1997

                                                 $                  $

      Cash flows from
      operating activities:                  1,065,371             11,724
      Net profit
      Adjustments to reconcile
      net cash provided by
      operating activities:
           Depreciation                        361,809            539,234
      Change in operating
      assets and liabilities
      net of effect of
      acquisition of
      subsidiary:
           Change in receivables               664,716            971,155
           Change in Other
           Current Assets                      (48,258)        (2,570,444)
           Change in accounts
           payable                           1,199,291            355,734
           Change in other
           liabilities                        (597,777)        (1,044,724)
                                            ----------         ----------
      Net cash provided
      by operating activities                2,645,152         (1,737,321)
                                            ----------         ----------
      Cash flows from investing
      activities:
           Purchases of plant
           and equipment                      (956,740)          (633,645)
           Purchase of subsidiary           (1,681,491)                 -
                                            ----------         ----------
      Net cash used in investing
      activities:                           (2,638,231)          (633,645)
                                            ----------         ----------

           Dividends Paid                      (31,633)                 -
           Net Proceeds from sale of
           common stock                      4,583,971                  -
           Repurchase of Stock                       -           (475,000)
           Receipt of Loan                     266,000                  -
           Repayment of
           borrowings                          (83,400)           (27,587)
           Capital element of
           finance lease
           repayments                         (197,054)          (383,106)
           Bank Overdraft                      (10,995)                 -
      Net cash provided/(used in)
      by financing activities                4,526,889           (885,693)
      Net increase in cash
           Cash at beginning
           of period                            57,453          4,432,278
           Movement in Cash                  4,533,810         (3,256,658)
           Exchange gain                      (140,382)           (72,534)
           Cash at end of period             4,450,881          1,248,154

See accompanying notes to unaudited condensed consolidated financial statements.

                        CAM Designs Inc and subsidiaries
       Unaudited Condensed Consolidated Statements of Shareholders' Equity

                                         Additional                   Total
                     Treasury   Common    paid in     Retained    stockholders'
                      Stock     Stock     capital     earnings       equity

                        $         $          $            $             $
CAM Designs Inc

Balance at May
31, 1996                    -   2,250    4,229,765    1,250,809     5,482,824

Profit for the
period                      -       -            -       11,724        11,724

Dividends declared          -       -            -      (75,000)      (75,000)

Shares Repurchased   (475,000)      -            -            -      (475,000)

Exchange Difference         -       -            -      186,553       186,553
                     --------   -----    ---------    ---------     ---------
Balance at February
28, 1997             (475,000)  2,250    4,229,765    1,374,086     5,131,101
                     --------   -----    ---------    ---------     ---------

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

On July 27, 1995 the shareholders' of MGA Holdings Limited ("MGA") surrendered 100% of the issued shares of MGA (63,200 cumulative convertible participating preference shares of 1 pound sterling each, 54,551 ordinary shares of 1 pound sterling each) to CAM. As a result, MGA became a wholly owned subsidiary of CAM.

The economic environment in which MGA operates is in the United Kingdom and hence its reporting currency is the UK pound sterling (pound sterling).

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company's financial position at February 28, 1996, results of operations for the periods ended February 28, 1996 and 1995 and cash flows for the periods ended February 28, 1996 and 1995. The results for the period ended Febraury 28, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 28, 1996.

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

Management Discussion and Analysis of Financial Condition and Result of Operations

On July 27, 1995, both the consummation of the Company's initial public offering and its reorganization whereby the Company acquired all of the capital stock of CAM Designs Ltd. (formerly MGA Holdings Ltd.) took place. For purposes of permitting a comparison to prior periods, this section utilizes the results for the Company's fiscal quarters for comparison with those of the comparable quarter of the Company's prior fiscal year, and ignores the actual date of acquisition for accounting comparison purposes.

3 months ended February 28, 1997 as compared to 3 Months ended February 28, 1996

Summary of Operations

Sales for the quarter totaled $6.9 million, bringing year to date sales to $19.8 million, an increase of 16% verses the same quarter last year.

However, due to continuing cost-overruns on two contracts previously introduced in the prior quarter (a contract for customized vehicles and an aerospace contract), margins have been severely eroded, resulting in a loss after tax benefits of $379,439. Although both contracts are considered to be of a long term strategic benefit to CAM's growth, significantly higher costs have been incurred on current stages of the contracts than was anticipated and have resulted in the current depressed earnings.

Full year results will be dependent upon a successful outcome of current discussions with both customers with regards to cost recovery but management cannot now predict the outcome of such discussions. Although underlying business in personnel, automotive and aerospace sales continue to be encouraging, continuing cost overruns on these two projects (particularly the automotive contract) could further erode margins and result in an operating loss for the fourth quarter as well.

Consolidation of Ruecker International, acquired for an initial cost of $105,000 (representing its net asset value) will be completed in the fourth quarter and should have a positive effect on future earnings and growth, as it is currently operating at 10% gross margins on turnover of approximately $7 million per year. Ruecker provides the services of designers and engineers to the automotive industry throughout the world, focusing upon Detroit, Australia and the Far East.

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

On longer term contracts, the Company normally obtains stage payments against work completed to date to ensure project funding is maintained at reasonable levels and uncharged work-in-progress minimized. The level of inventories and work-in-progress has increased over the last fiscal year to the current level of $2.9 million due to funding of the tooling for a recently secured vehicle conversion project which will be amortized over the period of the contract and also due to the two projects discussed hereinabove which have incurred cost overruns. Recovery of these amounts in full is dependent on successful discussions with the clients respecting completion of the two projects which incurred such overruns.

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

Dated: April 18, 1997
                                       CAM DESIGNS, INC.

                                       s/John R. Davidson
                                       John R. Davidson
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

                                       s/Robert A. Righton
                                       Robert A. Righton
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)