Form 10-K405
period 1997-05-31
CAM DESIGNS INC
filed 1997-09-15
CIK 945081

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended May 31, 1997

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from __________ to __________

                         Commission File Number 1-13886
                                                -------

                                CAM DESIGNS INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                            75-2257039
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

              Birmingham Road, Allesley, Coventry CV59QE, ENGLAND
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                Issuer's telephone number: 011-44-1-203-407-700
                                           --------------------

Securities registered under Section 12(b) of the Exchange Act:
--------------------------------------------------------------

    Title of each class                                           Name of each exchange on which registered
    -------------------                                           -----------------------------------------

-   Class A Common Stock $.001 par value                          National Market System of NASDAQ
-   Redeemable Warrants to Purchase Class A Common Stock          National Market System of NASDAQ
-   Units (consisting of 2 shares of Class A Common
      Stock and one Warrant)


Securities registered under Section 12(g) of the Exchange Act:
--------------------------------------------------------------

-   Units (consisting of 2 shares of Class A Common
          Stock and one Warrant)                                  Electronic Bulletin Board of the NASD
-----------------------------------------------------------------------------------------------------------
                                           (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes  X             No
                 -----             -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                           [Cover page 1 of 2 pages]

        The issuer's revenues for the fiscal year ending May 31, 1997 were approximately $25,952,371.

        As of September 10, 1997, the aggregate market value, based on the average bid and asked prices of the issuer's voting stock (Class A Common Stock) held by non-affiliates was approximately $5,500,000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

        As of September 10, 1997, there were 2,175,000 shares of Class A Common Stock outstanding.

Forward Looking Statements: This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, the absence of anticipated contracts or higher than historical costs incurred in performance of contracts or in conducting other activities.


Documents Incorporated By Reference

        None.

Transitional Small Business Disclosure Format:

        Yes                No  X
           -----             -----

TOTAL PAGES IN THIS REPORT:   38                     EXHIBIT INDEX:  PAGE 36
                             ----                                        ---

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


         On the Effective Date, the Company acquired all of the outstanding shares of capital stock of CAM UK. CAM UK, in turn, owns all the shares of capital stock of the enterprises described on the chart below:

                                           --------------------------
                                           |           CAM          |
                                           |      Designs Inc.      |
                                           |     [the "Company"]    |
                                           --------------------------
                                                        |
                                           --------------------------
                                           |           CAM          |
                                           | Designs Ltd. (formerly |
                                           |   MGA Holdings LTD.)   |
                                           |       ["CAM UK"]       |
                                           --------------------------
                                                        |
           ----------------------------------------------------------------------------------------------------------------------
           |          MGA             |               MGA               |            MGA            |          Armstrong        |
           |   Developments Ltd.      |         Recruitment Ltd.        |      Technology Ltd.      |        Designs Ltd.       |
           |        ["MGAD"]          |             ["MGAR"]            |          ["MGAT"]         |           ["ADL"]         |
============---------------------------------------------------------------------------------------------------------------------
||   B    || Main operating company   |   Engineering placement agency  |    Marketing focus for    |  Engineers jigs and tools |
||   U    ||   for automotive and     |      in automotive sector.      |  certain aerospace sales. |     for automotive and    |
||   S    ||   aerospace sectors.     |                                 |                           |     aerospace clients.    |
||   I    ||                          |                                 |                           |                           |
||   N    ||                          |                                 |                           |                           |
||   E    ||                          |                                 |                           |                           |
||   S    ||                          |                                 |                           |                           |
||   S    ||                          |                                 |                           |                           |
============---------------------------------------------------------------------------------------------------------------------
                                                        |
                                      ----------------------------------
                                      |   Ruecker, International       |
                                      ----------------------------------
                                      |  Engineering placement agency  |
                                      ----------------------------------

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

o     Design            --        The design staff is charged with concept
                                  design, packaging, trim and hardware design, clay models and packaging. It operates in two self- contained studios and often works closely with the engineering personnel.

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

Aerospace Activity

      The Company is currently involved in designing certain tooling in two main aircraft manufacturing technologies:

         1. Sheet metal technology. This is the technology of building structures, airframes, the tail assembly or empennage and engine enclosures or nacelles from light alloy components. Tooling associated with this technology includes stretch form tools, hydra-form blocks, chemi-tech templates, drill and trim jigs as well as ICY and assembly media. The Company's recent projects include Learjet 45 complete fuselage rib form tooling, IAE V2500 for the MD90 engine nacelle inner fixed structure, DC8 and DC9 stage II engine hush kit, Embraer 145 outer engine nacelle and, more recently, the fuselage rib frames for the Bombardier Global Express and design of tooling for a portion of the Boeing 737-700. A more recent development associated with sheet metal technology has been the augmentation of the tooling product with a design capability (for an aerospace tooling supplier).

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

         During the fiscal year the Group acquired Ruecker Michigan Ltd. And Ruecker Asia Pacific Ltd. The former company was acquired since it establishes a foothold in the largest automotive design sector in the world - USA. This company presently places automotive engineers into a number of OEM's which activity can be supported from the UK with other products e.g., tooling to provide a full line service. In addition, service to our existing customer will improve by serving them in different geographical regions. This strategy also applies to Ruecker Asia Pacific which places automotive engineers in the Pacific Rim area reinforcing our existing marketing.

Corporate Strategy

         Management believes that there is a strong market for the potential expansion of its business, both in the United Kingdom and in other geographic areas, particularly North America, Western Europe and the Far East. Management's strategy is to expand its activities both within the automotive and aerospace business, particularly emphasizing aerospace activities (partially as a means of diversifying its business) and to actively explore North American and Far Eastern- based automobile and truck manufacturers as well as the US aerospace industry for utilization of the Company's design and engineering services.

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

Markets and Customers

         General

         The Company's customers are manufacturers in the automotive industry in the United Kingdom and Western Europe and, to a lesser extent, such automotive manufacturers in North America and elsewhere, as well as aerospace companies located in North America which subcontract part of their work to be performed in the United Kingdom. The Company has, in recent years, depended for significant portions of its sales upon a relatively small group of manufacturers. During Fiscal 95, two automotive companies contributed more than 10% of the Company's revenues, representing 27.2% and 13.2%, respectively, during Fiscal 96, three customers accounted for more than 10% of the Company's revenues, representing 22.1%, 17.3% and 12%, respectively, while during Fiscal 97 two customers, Rolls Royce and Rover, accounting for approximately 30% and 13%, respectively of revenues were the only two customers accounting for more than 10% of revenues. The reliance on a relatively small number of continuing customers for contracts which are larger in amount has had a beneficial effect of giving the Company a more reliable source of revenue while such contracts are in effect; however, this also has created the concomitant risk of making the Company more reliant upon a relatively small number of accounts. Most of the Company's revenues in the automotive and aerospace fields derive from fixed cost contracts; management of the Company believes that its personnel are able to estimate actual costs and control the same in the performance of work by the Company to remove a substantial amount of the risk that normally is placed upon companies performing fixed cost contracts rather than contracts based upon time, materials and a profit factor, and that fixed cost contracts afford it an opportunity to achieve higher profit margins.

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

         Aerospace

         The Company has been retained in aerospace activities by both manufacturers of commercial jets, such as U.K subcontractors of the Boeing

Company, as well as manufacturers of corporate planes such as Learjet. The Company is seeking to increase its participation in, and market share of, services for the aerospace industry. Trends affecting this market include (a) the emergence of the Far East and Eastern Europe primarily due to expanding economies and political changes, respectively as sources for greater utilization of aircraft, including smaller and medium aircraft, (b) the resurgence of demand for business jets, with several new planes in development by OEMs in North America, (c) the requirements with respect to environmental compliance which have led to re-engineering of older models to increase fuel economy and passenger carrying capabilities, and reduce engine noise. It is in the increased use of re-engineering of existing models that the Company, especially with its utilization of CAD/CAM technology, believes that there is potential for increased sales both to manufacturers and others.

Backlog

         The Company's backlog of firm orders existing as at May 31, 1997 and May 31, 1996 was approximately $12,170,000 and $15,000,000, respectively, comprised of approximately $11,800,000 and $14,000,000 in automotive contracts and $333,000 and $1,000,000 in aerospace contracts. As at September 1, 1997, the Company's backlog has increased to approximately $22,570,000, of which approximately $22,300,000 consists of automotive contracts; this signifiant increase over the May 31, 1997 backlog is due to the receipt of two major automotive contracts since the end of the most recent fiscal year. The reduction in backlog as at May 31, 1997 compared to as at May 31, 1996 is a result of the Company's progress through advanced stages of two of its long term contracts. However, backlog is significantly higher than as at May 31, 1994, which was approximately $4,260,000, comprised of $2,900,000 and $1,360,000, for automotive and aerospace activities, respectively. The increased backlog in automotive activities since Fiscal 94 is a result of the Company's having been able to secure several large contracts from automobile manufacturers. Substantially all these orders and contracts are cancellable by the customer, subject to payment of all outstanding amounts and identifiable costs incurred by the Company. The Company believes that this is an indication of its successful efforts to secure larger and longer term contracts which, among other things, allow it the benefit of allocating productive resources on an efficient basis among its various units, even though it may make it somewhat dependent upon a relatively few key customers.

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

Employees

         The Company employs a total of 193 full time employees, substantially all of whom are based in the United Kingdom, out of which 10 are design personnel, 40 are engineering personnel, 111 are engaged in metal work and hand crafting of models and other items, 6 are in sales, 6 are supplementary production persons, 7 are management and 13 are clerical personnel. In addition, depending on its requirements, the Company employs approximately 89 part-time or independent contractors, many of whom are engaged in manual design and/or CAD design functions.

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

Item 2.  Description of Property.

         The Company presently leases three facilities for its executive offices and production requirements. The principal facility, based in Coventry, contains approximately 66,000 square feet under several leases, with portions thereof on a short-term renewal basis and others having expiration dates ranging between March, 2001 to March, 2015; the Company pays annual rent of approximately $287,000 on the total Coventry facility, together with an annual property tax flow-through charge. The amounts to be paid as base rent are subject to five year reviews, with the next review scheduled for March, 2001. The second facility, located in Oxford, England, was leased by the Company in March, 1995, and consists of approximately 7,186 square feet at a rent of approximately $110,000 per annum (plus property tax charges). During Fiscal 96, the Company entered into a lease for a third facility situated in Warwick, England (approximately 10 miles from its principal executive offices) wherein it has installed a new body-in-white facility and expanded prototype facility. This facility contains approximately 22,000 square feet, is for an initial lease term of two and one-half (2 1/2) years, and requires payment of base annual rent of approximately $150,000 per year (plus real estate property tax additions). A portion of the gross proceeds received by the Company from its initial public offering was devoted to the refurbishing of, and purchase of capital equipment for, this facility. Management believes that its three existing facilities are, and will be, adequate for the conduct of the Company's business, although it is examining the possibility of consolidating two or more of its facilities under one roof.

Item 3.  Legal Proceedings.

         (a)     The Company is not engaged in any material litigation.
         (b)     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1997.

                                    Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a) Trading in the Company's shares of Class A Common Stock, Warrants, and Units commenced on July 24, 1995 on the NASDAQ Small Cap Market and on The Pacific Stock Exchange ("PSE") respectively, under the following symbols:

                                       NASDAQ             PSE
                                       ------             ---
         Units                         CMDAU              CDCU
         Class A Stock                 CMDA               CDC
         Warrants                      CMDAW              CDCWS

         On January 26, 1996, the Company's shares of Class B Common Stock were automatically converted into shares of Class A Common Stock. On March 18, 1996, the trading market for its shares of Class A Common Stock and the Warrants was elevated from the Small Capital Market to the National Market System of NASDAQ, and, shortly thereafter, the Company applied for and secured permission to delist its securities from trading on the PSE.


         The following table sets forth the range of high and low sales prices for the Company's Class A Common Stock for each quarter during the period July 24, 1995 through August 17, 1997, as furnished by the National Association of Securities Dealers, Inc.:

         Fiscal 1996:                      High                 Low
         ------------                      ----                 ---

         7/24/95 - 8/31/95               $ 8.00              $ 6.56

         9/01/95 - 11/30/95                8.75                7.25

         12/01/95 - 2/29/96                9.69                7.25

         3/01/96 - 5/31/96                 7.38                6.88

         Fiscal 1997:                      High                 Low
         ------------                      ----                 ---

         6/01/96 - 8/31/96               $8.125              $ 6.00

         9/01/96 - 11/30/96                7.75                4.50

         12/01/96 - 2/28/97               5.125                3.50

         3/01/97 - 5/31/97                4.875                2.75

(b) The number of holders of the Company's Class A Common Stock was approximately 534 on August 12, 1997, computed by the number of record holders, inclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies.

(c) The Company has been paying a cash dividend at the annual rate of $.05 per share on its Class A Common Stock from the Effective Date through the period ending April 11, 1997, the close of its most recent fiscal year.

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

Fiscal Year Ended May 31, 1997 ("Fiscal 97") as compared to
Fiscal Year Ended May 31, 1996 ("Fiscal 96").
-----------------------------------------------------------

           On a historical basis, CAM UK has conducted its operations and reported its financial results in Pounds; however, its financial statements are set forth in US Dollars for years ended May 31, 1997 and 1996, since this is the currency in which the Company will make its financial reports.

Summary of Operations

           The Company's sales for Fiscal 97 were approximately $26 million and is comparable to Fiscal 96 sales of approximately $24.7 million for the 10 month prior fiscal year; however, due to significant cost over-runs on two projects, due to development problems in the engineering of these technically advanced projects, an after-tax loss of $3.2 million has been incurred compared with an after tax profit of $1.5 million in the prior period.

           Subsequent to the Third Quarter, expectations with regard to the continuing work on the two contracts referred to above were not realized, this resulting in additional costs not previously foreseen. In accordance with accounting policy, full provision for losses on these contracts has been made and no provisions for cost recoveries have been made, and in the event discussions result in a recovery, this will be reflected in the period realized.

           Provision for these cost overruns meant that margins deteriorated from Fiscal 96's 22% to a gross loss in Fiscal 97, but management is confident margins can be increased, with a goal of returning to Fiscal 96 margins during Fiscal '98.

           Overruns calculated on a full margin basis over the life of these two projects total approximately $4 million and, if the opportunity cost of the capacity utilized on these projects and, therefore, not available for other work is added, would total approximately $5 million, and is the main factor which has resulted in the reported $3.2 million trading loss.

           Despite the financial outcome of these two projects, management is confident that the technical and operational advances made during the execution of these projects has resulted in CAM establishing considerable goodwill and competitive edge in the highly specialized areas of niche vehicle development and aerospace composite tooling, which will hopefully lead to significant new opportunities in Fiscal 98; some such opportunities are already being discussed with customers.

           Additional new facilities have also been established to enable low volume production work to be undertaken which is currently being utilized on a new recently announced vehicle conversion project.

           Recently a full review of the Company's UK operations has been carried out, resulting in a restructuring program being implemented in September 1997, which is estimated will realize labor fixed cost savings of approximately $2 million per annum. The subsequent reduced capacity levels will be replenished by the use of external outsourcing capacity as and when required to fill sales orders. This will focus operations into smaller yet more accountable defined business units, which are planned to operate at overall higher profit margins, than the current consolidated operation.

           The three units will now focus on (1) Design and Engineering (including personnel placement) (2) Aerospace Tooling and Manufacturing and (3) Special Vehicle Build and Prototype Development.

           The acquisition of Ruecker was also completed in Fiscal 97, and is expected to add approximately $5 million revenues at gross margins of approximately 10% in Fiscal 98.

           Growth of over 90% in the personnel segment has been encouraging and now totals $5.3 million as compared to $2.8 million in Fiscal 96. Due to reduced activity, Aerospace sales totaled $2.6 million compared to $3.6 million in Fiscal 96, but general growth in the U.S. aerospace market has resulted in significant further opportunities for CAM, which will hopefully result in increased revenues for Fiscal 1998.

           The results were also adversely affected by the strength of the Dollar which averaged $1.64 to the Pound throughout the period, and as the majority of the Company's operations are currently UK based, currency fluctuations have increased the amount in dollars. Further the tax credit assumed is only 31% compared to a 33% charge last year which is principally due to increased disallowable costs.

           The Order Backlog as at August 31 totaled a potential $27 million over the next 3 years, an increase of approximately 60% on the Fiscal 96 period end, and which represents significant new contracts secured as a result of the new facilities and a general improvement in the aerospace and automotive markets.

Fiscal Year Ended May 31, 1996 ("Fiscal 96") as compared to
Fiscal Year Ended May 31, 1995 ("Fiscal 95").
-----------------------------------------------------------


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

Liquidity and Capital Resources

Fiscal 97:

           Liquidity within the Group deteriorated in the period, again due to the project losses incurred and as at May 31, 1997, net cash balances amounted to $194,909, although this is after capital and loan repayments of $0.5 million, share repurchases of $475,000 and Capital expenditure of $1.5 Million including project tooling finance of $600,000 (which is recoverable over the length of the project). Tax refunds of approximately $0.3 million are expected during Fiscal 98 for losses incurred.


           The Group currently has bank lines totalling expected approximately $2 million in respect of working capital, and together with recovery of a portion of project losses, management considers that sufficient current working capital requirements are available to support projected operational activities. Management continues to exercise tight cost controls and to negotiate stage payments on all significant contracts to minimize working capital requirements.

           Net Bank and interest costs of $167,254 is a result of the use of bank facilities in the UK, compared to net interest income of $35,053 in Fiscal 96.

Fiscal 96:

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

           Approximately 98% of the Company's revenues in Fiscal 96 and Fiscal 97 was received in Pounds. To the extent that the Company's revenues will be generated in Pounds and, for purposes of its reporting its financial position, its operating results will be converted into US Dollars, a strengthening of the Pound in relation to the US Dollar will have the effect of increasing its reported revenues and profits, while a weakening of the Pound will have the opposite effect. Finally, since the Company generally sets its prices and bids for contracts in Pounds, a strengthening of the Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas.

Effective Corporate Tax Rate

           A company in the United Kingdom (UK) pays corporate income tax at a single rate (currently 31%) on all its profits, whether income or capital gains and whether distributed or undistributed. Corporate income tax is charged on profits arising in a single full financial year. The variance in the Company's effective tax rate is due to the non-deductibility for UK tax purposes of certain expenses, primarily entertainment.

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

Item 7.    Financial Statements.

           The financial statements required by this Item are set forth at the pages indicated in Item 13 following page 34 of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

Name                     Age   Positions
----                     ---   ---------

John R. Davidson         46    Chairman of the Board of Directors, President,
                                 Chief Executive Officer and a director
Robert A. Righton        34    Chief Financial Officer, Secretary and a director
William E. Camplisson    57    Director
Peter D. Horbury         47    Director
Theodore Sall, Ph.D.     69    Director

-------------------

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

William E. Camplisson became a Director of the Company in July 1995. He is an international general manager with a long and wide ranging experience in the automobile industry. At present he is a business consultant specializing in firms involved in the design, manufacture and marketing of automobile products which wish to achieve world class standards of financial, organizational and process effectiveness. Mr. Camplisson was employed by Ford Motor Company from 1961 until December, 1994 in various international management capacities. From 1980-1984 he held Marketing Director positions in Ford of Europe, following which he directed Ford's large car activities in Europe. Then, through 1988, his duties expanded to include export programs for North America and the USSR. Between 1988 and 1991, Mr. Camplisson was co-director of the 50/50 joint venture between Ford and Volkswagen to design and manufacture a new multi-purpose vehicle in Portugal. Most recently he was director of Ford of Europe's medium ("C") car programs and subsequently planned the Ford global rationalization of its future "C" car business in North America, Europe and the Asia Pacific Region. He hold a Master of Business Science Degree from Stanford University (A.P. Sloan Scholar). Mr. Camplisson is also employed as an independent business consultant to the Company.

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

         Messrs. Charles W. Linder and David R. James were members of a Board of Directors of a company from July 1995 until the Annual Meeting of Shareholders on November 4, 1996; they did not stand for re-election at such Annual Meeting, and, accordingly their terms of office expired on that date.

Other Significant Personnel - [In Alphabetical Order]

         The following persons, while not executive officers and/or directors of the Company, perform significant functions and activities on behalf of the Company's United Kingdom-based subsidiaries:

Paul B. Archer--Mr. Archer has been employed since November 1, 1996 as Aerospace Commercial Manager responsible for general tooling sales and the development of new Aerospace business. Mr. Archer has extensive experience within the Aerospace industry commencing with a toolmaking apprenticeship, leading onto further engineering. Mr. Archer progressed through various supervisory roles into project engineering, project management and other general managerial positions. Customers have included Boeing, Rolls-Royce, Shorts, British Aerospace, Fokker, SABCA, Dunlop Aviation and Israel Aircraft Industries amongst others. Mr. Archer has specialized in the design and manufacture of composite and associated Aerospace tooling and taken responsibility for leading internal training schemes plus workshops and technology transfer programs at customers own facilities spanning the U.S.,

Europe and the Middle East. This practical knowledge of the world's aerospace companies and customer focus has developed into a sales and marketing function for both MGA and his previous employer.

Mick Berridge --(45)-- Mr. Berridge commenced to be employed by the Company commencing September 1996 as Operations Director. In such capacity, he will be responsible for the Company's manufacturing activities in the areas of prototyping, CNC milling and modeling, CAM and full prototype vehicle build and motorization. Mr. Berridge was employed by Rover for the past 27 years, most recently holding the position of General Manager, where he was responsible for all of Rover's in-house press tool manufacturing.

Alan G. Garnett--is a Fellow of the Institute of Directors and a Non-Executive Director of CAM Designs UK. Following a career as a jet pilot in the Fleet Air Arm, Mr. Garnett spent several years as a business advisor to many European and American businesses. Since 1982 Mr. Garnett has been Chairman and Chief Executive of Tudor Webasto - the UK's largest OEM car sunroof supplier. Mr. Garnett is an Advisor to the DG Bank in London and for the past 4 years has been Chairman of the Ultra Hydraulics Group - a position he was invited to fill at the request of the Venture Capital Investors.

Mike Hyatt--Mr. Hyatt, Managing Director MGA Developments, charged with the task of developing and growing the organization. Mr. Hyatt is an Automotive mechanical Engineer with 38 years of experience in the automotive industry, having considerable medium and executive management experience in the design services industry. Playing a leading role in building and establishing organizations, an internationally recognized Mr. Hyatt has been responsible for quoting and negotiating programs initiating the management control and implementation of programs.

Alan Holmes--(46)--Mr. Holmes has been employed by the Company for approximately 12 years, most recently being given the post of Manufacturing Director and a member of the Board of Directors of MGAD in 1991. In such capacity, he is responsible for manufacturing activities, including those involving computerized numerical control functions, modelmaking, and inspection facilities. Prior to his employment by the Company he was employed in various capacities with industrial patternmakers and modelmakers for several decades.

Colin Mason--(49)--Mr. Mason, since 1992, has been acting as a Director and General Manager of the Company's MGAR subsidiary, engaged in personnel placement. Prior thereto, for approximately 5 years, Mr. Mason was employed by RDS (Automotive) Ltd., in connection with cost reduction efforts and design improvements and engineering matters relating to the Land Rover vehicle, as well as studies of concept and feasibility involving Jaguar Sport and other vehicles. Mr. Mason is a graduate of North Birmingham Polytechnic, in Birmingham England, with a degree in mechanical technology.

Michael P. Mullen--Mr. Mullen is a Director of Cam Special Vehicles, a position which he has held since its establishment in April 1997. He is responsible for all business and technical activities relating to the production manufacture of automotive vehicles. He has been employed by CAM Designs since October 1995 and has undertaken the roles of Manufacturing Engineering Manger at MGA Developments and General Manager of CAM Special Vehicles. Prior to joining CAM Designs, Mr. Mullen was employed for 10 years by another major automotive design and manufacturing house as Manufacturing Engineering Manager on various projects in the U.K. and overseas. He has extensive knowledge of high and low volume manufacturing processes within the automotive and aerospace industries.

Ken Norton--(60)--Mr. Norton is Engineering Manager for MGAD and the head of engineering for the Company and its subsidiaries, charged with the task of supervising and managing all engineering activities. He has been employed by the Company since May 1994 and, prior thereto, he was employed by other firms, including the Austin Rover Group as project manager, and as senior engineer for various automobile design and engineering entities.

Terry Wolkind--Mr. Wolkind, Senior Manager with Ruccker, which labor leases engineers to the Far East and U.S. Mr. Wolkind individually specializes in marketing and, in addition to the above, he supports MGA's sales activities in Europe. Terry has extensive experience for a number of major automotive manufacturers in Europe, supplemented by knowledge in an automotive design house in the U.S. and aircraft manufacturers. He is an automotive body engineer with appropriate qualifications and commenced his career with Ford.

Compliance with Section 16(a) of the Exchange Act.

         During the fiscal year ended May 31, 1997, based upon an examination of the public filings, all of the Company's officers and directors timely filed reports on Forms 3 and 4.

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

         The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1997, 1996, and 1995 for
(i) John R. Davidson, who is and was the Chief Executive Officer at the end of those fiscal years and (ii) Robert Righton who is and was Chief Financial Officer at the end of those Fiscal years. No other executive officer of the Company received salary and bonus compensation which exceeded $100,000 in those fiscal years.


                           Summary Compensation Table

                             Annual Compensation(1)

 Name and                                                        Other Annual
Principal Position                   Year      Salary ($)      Compensation ($)
------------------                   ----      ----------      ----------------

John R. Davidson...............      1997        202,665            68,415(2)
  Chief Executive Officer            1996        180,210            55,082(3)
                                     1995        119,009            32,735(4)

Robert Righton.................      1997        114,187            26,278(5)
  Chief Financial Officer            1996        110,138            23,805(6)
                                     1995         76,160            18,496(7)

-------------------------------
(1) Calculated at an exchange rate of $1.64 per Pound for Fiscal 97, $1.52 per Pound for Fiscal 96, and $1.587 per Pound for Fiscal 95.
(2) Of such amount, $34,451 was a pension contribution and $32,467 was for provision of a Company car.
(3) Of such amount, $31,986 was a pension contribution and $23,294 was for provision of a Company car.
(4) Of such amount, $8,330 was a pension contribution and $23,299 was for provision of a Company car.
(5) Of such amount, $11,419 was a pension contribution and $13,878 was for provision of a Company car.
(6) Of such amount, $11,499 was a pension contribution and $11,982 was for provision of a Company car.
(7) Of such amount, $5,331 was a pension contribution and $12,740 was for provision of a Company car.

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

         The following table contains information concerning stock option grants to the named executive officer during Fiscal 97, and since June 1, 1997, respectively:

              Option Grants Both During and Since Last Fiscal Year
                               Individual Grants

Fiscal 95
                                            % of Total Options        Exercise or
                            Options          Granted to Employees         Base                                Expiration
Name                       Granted (#)          in Fiscal Year        Price ($/sh)        Date of Grant          Date
----                       -----------      --------------------    ---------------       -------------      ------------
John R. Davidson........     60,000                  80                  5.00             July 7, 1995       July 6, 2000


Item 11.   Security Ownership Of Certain Beneficial Owners And Management.

          The following table of stock ownership and notes thereto relate as of August 12, 1997 to the Class A Common Stock of the Company by (i) each person known to be the beneficial owner of more than 5% of such voting security, (ii) each director, (iii) each named executive officer and (iv) all executive officers and directors as a group. The percentages have been calculated by taking into account all shares of Class A Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the shares owned.

                                           Amount and
                                           Nature of
Name and Address                           Beneficial         Percent
of Beneficial Owner                        Ownership(1)(2)    of Class
-------------------                        ---------------    --------

John R. Davidson(3)                        467,822(4)         18.9%

Robert A. Righton(3)                       129,363(4)          5.2%

William E. Camplisson(3)                    10,000(4)           *

Peter D. Horbury(3)                          5,000(4)           *

Theodore Sall, Ph.D.(3)                      6,000(4)           *

All directors and executive officers
  as a group (7 Persons)(4)                317,815            24.2%

---------------------------------------------------

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

         (a)  Documents filed as part of this report:

1.  Financial Statements:

    Independent Auditors' Report

    Consolidated Financial Statements of CAM Designs Inc. and subsidiaries

    Independent Auditors' Report
    Consolidated Balance Sheets--years ended May 31, 1997 and 1996 Consolidated Statements of Income--Years ended May 31, 1997 and 1996 Consolidated Statements of Stockholders' Equity--Years ended May 31, 1997 and 1996
    Consolidated Statements of Cash Flows--Years ended May 31, 1997 and 1996 Notes to Consolidated Financial Statements

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

(b)      Reports on Form 8-K:
         --------------------

         There were no reports on Form 8-K filed during the quarter ended May 31, 1997.

    CAM Designs Inc and subsidiaries



    Consolidated financial statements

    May 31, 1997 and 1996 with Independent Auditors' report thereon

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon



Directors' report and financial statements


Contents


Independent Auditors' Report                                                  2

Consolidated statements of income                                             3

Consolidated balance sheets                                                   4

Consolidated statements of cash flows                                         6

Consolidated statements of stockholders' equity                               7

Notes to the consolidated financial statements                                8

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Independent Auditors' Report

The Board of Directors and Stockholders of CAM Designs Inc

We have audited the accompanying consolidated balance sheets of CAM Designs Inc and subsidiaries as of May 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAM Designs Inc and subsidiaries at May 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

KPMG                                                          12 September 1997
Chartered Accountants
Registered Auditors
Birmingham
England

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Consolidated statements of income
Years ended May 31, 1997 and 1996

                                                           1997                1996
Net sales                                          $ 25,952,371        $ 24,661,145
Cost of goods sold                                  (26,119,469)        (19,225,998)
                                                   ------------        ------------
Gross (loss)/profit                                    (167,098)          5,435,147

Selling, general and administrative expenses         (4,298,533)         (3,216,318)
                                                   ------------        ------------
                                                     (4,465,631)          2,218,829
                                                   ------------        ------------

Other income/(deduction):
Investment income                                        80,321              94,839
Interest expense                                       (247,575)           (100,550)
Interest income                                              --              40,764
                                                   ------------        ------------
                                                       (167,254)             35,053
                                                   ------------        ------------
(Loss)/Income before income taxes                    (4,632,885)          2,253,882

Income taxes (note 8)                                 1,420,000            (743,651)
                                                   ------------        ------------

Net (loss)/income                                  $ (3,212,885)       $  1,510,231
                                                   ============        ============

(Loss)/earnings per share                                 (1.24)               0.66
                                                   ============        ============

See accompanying notes to consolidated financial statements.

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Consolidated balance sheets
May 31, 1997 and 1996

                                                               1997                1996
Assets
Current assets:
Cash and cash equivalents (note 1)                     $    545,515        $  4,432,278
Contract billings receivable, less allowance for
doubtful accounts of $48,196 (1996: $7,575)               4,289,450           5,023,691
Inventories (note 6)                                        562,401             356,882
Pre-paid expenses                                           361,408             283,161
Other receivables                                            28,503              31,888
Income taxes receivable                                     346,448                  --
                                                       ------------        ------------
Total current assets                                      6,133,725          10,127,900
                                                       ------------        ------------

Investment                                                    1,721               1,515
Property, plant and machinery (note 13):
  Freehold property                                         328,218             303,433
  Leasehold property                                        538,822             473,893
  Plant and machinery                                     9,392,186           7,139,474
Less accumulated depreciation and amortisation           (5,881,455)         (4,592,685)
                                                       ------------        ------------
Net property, plant and machinery                         4,377,771           3,324,115
                                                       ------------        ------------
Goodwill, less accumulated amortisation                      74,488                  --
Deferred tax asset (note 8)                                 205,501                  --
                                                       ------------        ------------
Total                                                  $ 10,793,206        $ 13,453,530
                                                       ============        ============

See accompanying notes to consolidated financial statements.

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Consolidated balance sheets
May 31, 1997 and 1996
(continued)

                                                                                                   1997                1996
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft                                                                             $    350,606                  --
Current instalments of obligations under bank loan (note 10)                                     19,465              18,085
Current instalments of obligations under capital leases (note 7)                                648,353             482,368
Current instalment of obligations under loan                                                    147,656                  --
Billings in excess of costs and estimated earnings on uncompleted contracts (note 6)            510,072             361,394
Trade accounts payable                                                                        3,229,899           2,523,485
Income taxes payable                                                                                 --           1,261,749
Accrued expenses                                                                              3,007,975           2,006,374
Promissory notes (note 1)                                                                       214,000             214,000
                                                                                           ------------        ------------
Total current liabilities                                                                     8,128,026           6,867,455

Obligation under bank loan excluding current instalments (note 10)                              228,981             240,081
Obligation under capital leases excluding current instalments (note 7)                          468,833             851,353
Deferred income taxes (note 8)                                                                       --              11,817
                                                                                           ------------        ------------
Total liabilities                                                                             8,825,840           7,970,706
                                                                                           ============        ============
Stockholders' equity
Class "A" common stock, $0.001 par value
  Authorised 9,000,000: Issued 2,250,000 shares in 1997 and 1996                                  2,250               2,250
Additional paid-in capital                                                                    4,229,765           4,229,765
Currency translation adjustment                                                                 171,222             (90,439)
(Accumulated deficit)/retained earnings                                                      (1,960,871)          1,341,248
  Treasury stock: 75,000 common shares in 1997 at cost                                         (475,000)                 --
                                                                                           ------------        ------------
Total stockholders' equity                                                                    1,967,366           5,482,824
                                                                                           ============        ============
Total                                                                                      $ 10,793,206        $ 13,453,530
                                                                                           ============        ============

See accompanying notes to consolidated financial statements.

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Consolidated statements of cash flows
Years ended May 31, 1997 and 1996

                                                                           1997               1996
Net cash (used in)/provided by operating activities (note 11)       ($2,212,879)       $ 2,917,793
                                                                    -----------        -----------
Cash flows from investing activities
Capital expenditure                                                  (1,517,144)          (995,097)
Purchase of subsidiary (net of cash acquired)                           185,450         (1,681,491)
Investment                                                                  (80)                --
                                                                    -----------        -----------
Net cash used in investing activities                                (1,331,774)        (2,676,588)
                                                                    -----------        -----------

Cash flows from financing activities
Repayment of borrowings                                                 (30,031)          (420,782)
Principal payments under capital lease obligations                     (422,376)          (296,683)
Proceeds from issuance of ordinary stock                                     --          4,583,971
Receipt of loan                                                         144,296            270,025
Payments to redeem stock                                               (475,000)                --
Dividends paid                                                          (89,234)          (101,250)
Bank overdraft                                                          342,850             10,805
                                                                    -----------        -----------
Net cash (used in)/provided by financing activities                    (529,495)         4,046,086
                                                                    -----------        -----------
Net (decrease)/increase in cash and cash equivalents                 (4,074,148)         4,287,291
Cash and cash equivalents at beginning of year                        4,432,278             57,453
Exchange gain                                                           187,384             87,534
                                                                    -----------        -----------
Cash and cash equivalents at end of year                            $   545,515        $ 4,432,278
                                                                    ===========        ===========

See accompanying notes to consolidated financial statements.

Interest paid for the years ended May 31, 1997 and May 31, 1996 was $247,575 and $100,550 respectively. The group paid income tax of $520,530 and $30,540 during the years to May 31, 1997 and May 31, 1996 respectively.

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Consolidated statements of stockholders' equity years ended May 31, 1997 and 1996

                                     Common     Additional        Currency    (Accumulated        Treasury           Total
                                      stock        paid-in     translation        deficit)           stock   stockholders'
                                                   capital      adjustment        retained                          equity
                                                                                  earnings
Balance at May 31, 1995         $       315    $   112,285              --     $   (67,733)             --     $    44,867
Issue of share capital                1,935      8,507,036              --              --              --       8,508,971
Net income                               --             --              --       1,510,231              --       1,510,231
Dividends declared                       --             --              --        (101,250)             --        (101,250)
Purchase price in excess of              --     (4,389,556)             --              --              --      (4,389,556)
book value of net assets
acquired
Exchange difference                      --             --         (90,439)             --              --         (90,439)
                                -----------    -----------     -----------     -----------     -----------     -----------
Balance at May 31, 1996         $     2,250    $ 4,229,765     $   (90,439)    $ 1,341,248              --     $ 5,482,824
                                -----------    -----------     -----------     -----------     -----------     -----------
Net loss                                 --             --              --     $(3,212,885)             --      (3,212,885)
Dividends declared                       --             --              --         (89,234)             --         (89,234)
Acquisition of 75,000 common
shares                                   --             --              --              --        (475,000)       (475,000)
Exchange difference                      --             --         261,661              --              --         261,661
                                -----------    -----------     -----------     -----------     -----------     -----------
Balance at May 31, 1997         $     2,250    $ 4,229,765     $   171,222     $(1,960,871)    ($  475,000)    $ 1,967,366
                                ===========    ===========     ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes to the consolidated financial statements
(forming part of the consolidated financial statements)

1        Summary of significant accounting policies

Description of business

On September 9, 1994, CAM Designs Inc was incorporated as MGA Holdings Inc. The Company name was changed to CAM Designs Inc ("CAM") on April 18, 1996. CAM is the holding Company and has not engaged in any commercial operations during the period since incorporation.

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

The net assets acquired, shown below, were recorded at MGA's book value at the date of acquisition:

Assets
Cash                                                $2,266       (pound)1,428
Accounts receivable, net                         6,458,452          4,069,598
Property and equipment, net                      1,806,671          1,138,419
Other current assets                               861,024            542,548

Liabilities
Accounts payable and accrued liabilities        (7,400,478)        (4,663,187)
                                                ----------         ----------
Net assets                                      $1,727,935   (pound)1,088,806
                                                ==========         ==========

The excess of the recorded value of the consideration over the net assets acquired has been reflected in the stockholders' equity section of the accompanying balance sheet as the purchase price in excess of the book value of net assets acquired.

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes (continued)

1        Summary of significant accounting policies (continued)

A pro-forma income statement for the two years to May 31, 1996 reflecting the acquisition at the beginning of each of those years is set out below:

                                                        1996             1995

Net revenue                                      $29,041,489      $16,735,959
Expenses                                         (26,586,558)     (15,307,645)
                                                 -----------      -----------
Net income before tax                              2,454,931        1,428,314
Taxation                                            (811,837)        (498,954)
                                                 -----------      -----------
Net income                                        $1,643,094         $929,360
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

(b)      Basis of presentation

The consolidated financial statements include the financial statements of CAM Designs Inc and its nine wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

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

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes (continued)

1        Summary of significant accounting policies (continued)

Depreciation on property, plant and machinery is calculated on the straight line method over the estimated useful lives of the assets. Plant and machinery held under capital leases and leasehold property are amortised straight line over the shorter of the lease term or estimated useful life of the asset.

(g)      Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortised on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortisation of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

(h)      Income taxes


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

(i)      Pension

The group has a defined contribution pension scheme. Total group contributions to the scheme during the year ended May 31, 1997 were $512,877 (1996:
$416,710)..

(j)      Cash and cash equivalents

All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

(k)      (Loss)/earnings per Share

(Loss)/earnings per share is based on the weighted average shares of common stock and common equivalent shares (options and warrants) outstanding during the period.

The number of shares used in the earnings per share computations are as follows:

                                                                               1997            1996

Weighted average shares of common stock outstanding during the year       2,183,356       1,953,934
Common equivalent shares - assumed exercise of options and warrants         341,182         581,809
                                                                          ---------       ---------
Total common and common equivalent shares                                 2,524,538       2,535,743
                                                                          =========       =========

 (l)     Use of estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes (continued)

1        Summary of significant accounting policies (continued)

(m)      Impact of new accounting standards adopted

Impairment of long-lived assets: Effective January 1, 1996 the Group adopted FASB Statement of Financial Accounting Standards ("SFAS") 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121) for the purposes of presenting CAM's results for the period and shareholders' interest as adjusted to accord with US GAAP. The adoption of SFAS 121 had no material impact on the CAM's results of operations or financial position as adjusted to accord with US generally accepted accounting principles ("GAAP").

Accounting and disclosure of stock-based compensation: SFAS No 123 - Accounting for Stock-Based Compensation" which establishes financial accounting and reporting standards for stock-based employee compensation plans, was effective for accounting periods beginning after December 15, 1995. The Statement provides the option to continue under the accounting provisions of Accounting Principles Board Opinion 25, `Accounting for Stock Issued to Employees' (APB
25) providing that proforma footnote disclosures of the effects on net income and earnings per share, calculated as if the new method had been implemented are included. CAM has adopted the disclosure requirements of SFAS 123 but continues to recognise compensation expense in accordance with APB 25.

SFAS 125 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: SFAS 125 was issued in June 1996. The standard establishes, amount other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS 125 also establishes new accounting requirements for pledged collateral. As issued SFAS 125 is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. In December 1996, SFAS 127. Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 was issued SFAS 127 defers for one year the effective date of certain requirements of SFAS 125. This statement has not had an impact on CAM's financial position or results of operations since its date of adoption on 1 January 1997.

(n)      New accounting standards issued but not yet adopted

Statement of Position No 96-1 ("SOP 96-1") - Environmental Remediation
Liabilities: SOP 96-1 was issued in October 1996. The statement provides authoritative guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental liabilities. The provisions of the statement are effective for fiscal years beginning after

December 15, 1996. SOP 96-1 is not expected to have a material impact on the financial position of operations of the Group presented under US GAAP.

SFAS 128 - Earnings per share. SFAS 128 was issued in February 1997. The provisions of this accounting standard must be adopted for both interim and annual accounting periods ending after December 15, 1997. Earlier adoption is not permitted. SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No 15 "Earnings per Share" ("APB 15") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is not expected to have any material impact on the EPS amounts disclosed.

Derivative financial instruments: In January 1997 the Securities and Exchange Commission issued rules which, inter alia, expand the disclosure requirements regarding accounting policies for derivatives. The new accounting policy disclosures are effective for accounting periods ending after June 15, 1997 including interim periods.

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes (continued)

2        Acquisitions

On February 17, 1997, the Company acquired all of the outstanding shares of common stock of Ruecker Engineering (Michigan) Limited and Ruecker Asia Pacific Limited for a cash price of $81,626. Ruecker Engineering (Michigan) Limited is incorporated in US and located in Detroit, Michigan. It provides technical personnel resources to the automotive industry. Ruecker Asia Pacific Limited is incorporated in United Kingdom and also provides technical personnel resources.

The Ruecker acquisitions were recorded under the purchase method of accounting, and accordingly, the results of the operations form February 17, 1997 are included in the accompanying consolidated financial statements being the date the consideration was transferred. The purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values on the date of acquisition as follows:

Cash                                                                 $347,031
Plant and equipment                                                     5,225
Goodwill                                                               83,799
Net current liabilities                                               (74,474)
Long term loan                                                       (200,000)
                                                                     --------
                                                                     $161,581
                                                                     ========


An unaudited pro-forma statement of net revenue, net income and (loss)/earnings per share for the two years to 31 May 1997 reflecting the acquisition at the beginning of each of those years is set out below:

                                                        1997             1996

Net revenue                                      $33,333,385      $31,432,021
                                                 ===========      ===========
Net (loss)/income                                $(3,383,965)      $1,258,454
                                                 ===========      ===========
(Loss)/earnings per share                          $(1.30)           $0.49
                                                 ===========      ===========

Such pro-forma amounts are not necessarily indicative of what the actual consolidated results of operations would have been if the acquisitions had been effective at the beginning of fiscal 1996. The pro-forma figures have been calculated from the financial statements of Ruecker for the year to 31 December combined with the results of the Company for the year to 31 May. Using results for Ruecker for the year to 31 May would not have produced materially different results.

3        Related parties

A non-executive director, William Camplissan has supplied consultancy services to the group during the year ended May 31, 1997 of $36,456 (1996: $43,780)..

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes (continued)

4        Concentration of credit risk and major customer information

A significant portion of the group's net sales, 70% in 1997 and (74.1% in 1996) has been derived from customers serving the automotive industry, the largest customer being 29.7% (1996: 22.1%) of net sales in 1997.

The group performs ongoing credit evaluations of its customers and generally does not require collateral. The group maintains reserves for potential credit losses and such losses have been within management's expectations.

Major customer information

The Company had two major customers in automotive and aerospace industries accounting for approximately 43 percent of Company revenue in 1997. In 1997, the major customers accounted for 29.7 percent and 12.8 percent of Company revenue respectively. No other customer accounted for 10 percent or more of Company revenue in 1997.


In 1996 the Company had three major customers in automotive and aerospace industries accounting for approximately 51 percent of revenue. Three major customers accounted for 22.1 percent, 17.2 percent and 12 percent of revenue respectively. No other customer accounted for 10 percent or more of revenue in 1996.

As shown by the results set out on page 2, the Company suffered a substantial trading loss in the current year. This loss was due principally to two long term contracts, which accounted for approximately 40% of the revenue. Substantial cost overruns have been borne by CAM on the two contracts for which full recovery from the customers was not received. In addition to the actual loss recorded on these contracts, a large percentage of the capacity available was dedicated to these contracts, thus restricting the company's ability to perform other work.

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes (continued)

5        Industry segment information

Principal financial data by industry segment is as follows:

                                                                           1997                1996
Net sales

Automotive industry                                                  18,041,602          18,273,125
Aerospace industry                                                    2,588,356           3,616,792
Placement of personnel                                                5,322,413           2,771,228
                                                                   ------------        ------------
Total revenues                                                     $ 25,952,371        $ 24,661,145
                                                                   ============        ============
Operating (loss)/ profit
Automotive industry                                                  (4,464,666)          1,298,755
Aerospace industry                                                     (640,528)            257,062
Placement of personnel                                                  639,563             663,012
                                                                   ------------        ------------
Operating (loss)/profit                                              (4,465,631)          2,218,829
Corporate expense                                                      (167,254)             35,053
                                                                   ------------        ------------
(Loss)/earnings before tax                                         ($ 4,632,885)       $  2,253,882
                                                                   ============        ============

Identifiable assets at May 31
Automotive industry                                                   7,503,234           9,968,638
Aerospace industry                                                    1,076,458           1,973,088
Placement of personnel                                                2,213,514           1,511,804
                                                                   ------------        ------------
Consolidated assets                                                $ 10,793,206        $ 13,453,530
                                                                   ============        ============
The analysis of turnover by geographical area is as follows:

By geographical area:

  United Kingdom                                                     23,387,152          23,557,900
  Rest of Europe                                                        780,525           1,047,697
  United States of America                                              798,883                  --
  Far East and Australia                                                985,811              55,548
                                                                   ------------        ------------
                                                                   $ 25,952,371        $ 24,661,145
                                                                   ============        ============

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes (continued)

6        Inventories

Inventories consist of the following:

                                                                                                     1997                1996
Cost and estimated earnings in excess of billings on uncompleted contracts (see below)            425,134             227,721
Raw materials and consumables                                                                     137,267             129,161
                                                                                             ------------        ------------
                                                                                             $    562,401        $    356,882
                                                                                             ============        ============
Uncompleted contracts comprise:

Costs incurred on uncompleted contracts                                                        23,184,206          11,834,347
Estimated earnings                                                                              1,891,040           1,434,990
                                                                                             ------------        ------------
                                                                                               25,075,246          13,269,337
Less: billings to date                                                                        (25,360,184)        (13,403,010)
                                                                                             ------------        ------------
                                                                                             $   (284,938)       $   (133,673)
                                                                                             ============        ============

Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts
(included in inventories)                                                                         425,134             227,721
Billings in excess of costs and estimated earnings on uncompleted contracts                      (510,072)           (361,394)
Provision for contract losses included in accrued expenses                                       (200,000)                 --
                                                                                             ------------        ------------
                                                                                             $   (284,938)       $   (133,673)
                                                                                             ============        ============

The table above highlights the low value estimated earnings on the uncompleted contracts, namely the two signficant loss making contracts. As illustrated the company has incurred cost overruns on these contracts for which no recovery is recorded in the financial statements.

7        Leases

The group is obligated under various capital leases for certain plant and machinery that expire at various dates during the next five years. At 31 May, 1997, the gross amount of plant and machinery and related accumulated amortisation recorded under capital leases were as follows:

                                                                         1997

Plant and machinery                                                 1,884,186
Less: Accumulated amortisation                                       (338,208)
                                                                   ----------
                                                                   $1,545,978
                                                                   ==========

Amortisation of assets held under capital leases is included with depreciation expenses.

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes (continued)

7        Leases (continued)

Future minimum lease payments under capital leases as of May 31, 1997 are:

                                                                         1997

Year ending May 31
  1998                                                                648,353
  1999                                                                423,454
  2000                                                                 45,379
                                                                    ---------
Total minimum lease payments                                        1,117,186


Less: Current instalments of obligations under capital leases        (648,353)
                                                                    ---------
Obligations under capital leases excluding current instalments       $468,833
                                                                    =========

The Company also has several non-cancellable operating leases that expire over the next one to sixteen years. These leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. The Company leases its main facilities in Coventry, United Kingdom under non-cancellable operating leases which expire at various dates through to 2015. The Company also leases items of plant and machinery under non-cancellable operating leases which expire at various dates through to 1998. Rental expense for operating leases during the years ended May 31, 1997 were $462,317 (1996: $481,416).

Future minimum lease payments under non-cancellable operating leases at May 31, 1997 are:

                                                                    Buildings

Year ending May 31

  1998                                                                331,650
  1999                                                                292,730
  2000                                                                292,730
  2001                                                                292,730
  2002                                                                292,730
Later years through to 2015                                         2,479,783
                                                                   ----------
Total minimum lease payments                                       $3,982,353
                                                                   ==========

8        Income taxes

Income tax income/(expense) attributable to income consists of:

                                        Current       Deferred          Total
                                              $              $              $

Year ended May 31, 1997               1,202,682        217,318      1,420,000
Year ended May 31, 1996                (731,834)       (11,817)      (743,651)
                                      =========      =========      =========

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes (continued)


8        Income taxes (continued)

Income tax income/(expense) attributable to (loss)/income was $1,420,000 and $743,651 for the years ended May 31, 1997 and 1996 respectively and differed from the amounts computed by applying the statutory United Kingdom rate of
32.67 percent to pre-tax (loss)/income as a result of the following:

                                                           1997          1996
                                                              $             $

Corporate tax at United Kingdom statutory rate        1,513,563      (743,651)
Non-deductible expenses                                 (56,771)           --
Non-deductible expenses in respect of prior years       (36,792)           --
                                                     ----------     ---------
                                                      1,420,000      (743,651)
                                                     ==========     =========
Provision for income taxes

Effective rate                                             30.7%         33.0%
                                                     ==========     =========


The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset/(liability) at May 31, 1997 and 1996 are presented below:

                                                                                1997            1996
                                                                                   $               $
Deferred tax (liability)/assets relating to:
  Plant and machinery, principally due to differences in depreciation        (56,127)        (11,817)
  Short term timing differences                                              170,184              --
  Taxable losses available for future profits                                 91,444              --
                                                                            --------        --------
                                                                             205,501         (11,817)
                                                                            ========        ========

9        Bank overdraft

The group has an overdraft facility available from the National Westminster Bank of (pound)750,000. The overdraft facilities are subject to daily review by the bank and are granted on terms that they may be at any time and without prior notice be withdrawn on advice by the Bank. Outstanding sums are repayable on demand. Interest will be charged at a rate equal to the Bank's base rate plus 2.5% per annum.

The facilities are secured by:

 (1)     a composite guarantee between certain group companies;


 (2) legal mortgage debenture from certain group companies incorporating fixed and floating charges over the assets;

 (3) a mortgage over certain assets included in plant and machinery with an aggregate net book value of $Nil at May 31, 1997.

In addition, the group has an overdraft facility available from DG Bank Deutsche Genossenschaftsbank (pound)250,000. The terms and conditions are similar to those noted in respect of the overdraft facility available from the National Westminster Bank, however, interest will be charged at a rate equal to the Bank's base rate plus 2% per annum.. This facility is secured by a composite guarantee between certain group companies.

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes (continued)

10       Long term debt

Long term debt consisted of the following:

                                                           1997          1996

Loan (secured)                                          248,446       258,166
Less: Current instalment                                (19,465)      (18,085)
                                                       --------      --------
                                                       $228,981      $240,081
                                                       ========      ========

The bank loan is secured on the freehold property with a net book value of $328,218 at May 31 1997 (1996: $303,433).

Interest is payable on this loan at a rate of 2% above the UK base bank lending rate.

The loan is repayable by annual instalment through to the year 2015.

For the year to 31 May 1997, the group's cashflow was insufficient to cover its working capital requirements. The principal reason for the net cash outflow was two significant loss making contracts, where the group did not receive sufficient monies to recover costs.

The group meets its day to day working capital requirements through overdraft facilities which are repayable on demand. The directors have prepared projected cash flow information for the year ending 31 May 1998 and have considered the position for a further period of twelve months from that date. The cash flow information assumes the group will undergo a restructuring aimed at reducing the level of fixed costs. On the basis of the cash flow information and discussions with the group's bankers, the directors consider that the group will continue to operate within the facility currently agreed and within that which they expect to be agreed in November 1997 when the group's bankers are due to consider renewing the facilities for a further year.

In addition to the overdraft facilities available to the group as detailed in note 9, the group has a bank credit facility of $250,000 with the Michigan National Bank. This facility is available to certain group companies to fund working capital requirements. The facility is currently available until 10 January 1998.

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes (continued)

11 Reconciliation of net income to net cash (used in)/provided by operating activities

The reconciliation of net income to net cash (used in)/provided by operating activities for the years ended May 31, 1997 and 1996 is as follows:

                                                        1997             1996

Net (loss)/income                                $(3,212,885)     $ 1,510,231
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                         861,549          417,592
Changes in current assets and liabilities
Allowance for doubtful debts                          39,117           24,122
Trade accounts receivable                          1,013,957        1,138,729
Inventories                                         (172,466)        (157,025)
Pre-paid expenses                                    (58,646)          27,742
Other receivables                                    236,427          (32,477)
Tax recoverable                                     (361,161)          61,118
Billings in excess of cost                           116,523       (1,326,141)
Trade accounts payable                               378,268        1,009,759
Accrued expenses                                     476,000         (407,512)
Income taxes payable                              (1,314,084)         616,475
Deferred income taxes                               (215,478)          35,180
                                                 -----------      -----------
                                                 ($2,212,879)     $ 2,917,793
                                                 ===========      ===========

12       Non-cash financing and investing activities


Capital lease obligations of $225,590 were incurred in 1997 (1996: $1,017,871) when the Company entered into leases for new machinery and equipment.

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes (continued)

13       Fixed assets

                             Freehold        Leasehold        Plant and            Total
                             property         property        machinery
                                    $                $                $                $
Cost

At beginning of year          303,433          473,893        7,139,474        7,916,800
Additions                          --           26,220        1,631,697        1,657,917
Purchase of business               --               --           37,840           37,840
Exchange adjustment            24,785           38,709          583,175          646,669
                           ----------       ----------       ----------       ----------
At end of year                328,218          538,822        9,392,186       10,259,226
                           ==========       ==========       ==========       ==========
Depreciation
At beginning of year               --          316,050        4,276,635        4,592,685
Charge in year                     --           32,775          848,235          881,010
Purchase of business               --               --           32,615           32,615
Exchange adjustment                --           25,816          349,329          375,145
                           ----------       ----------       ----------       ----------
At end of year                     --          374,641        5,506,814        5,881,455
                           ==========       ==========       ==========       ==========
Net book value
At May 31, 1997               328,218          164,181        3,885,372        4,377,771
                           ==========       ==========       ==========       ==========
At May 31, 1996               303,433          157,843        2,862,839        3,324,115
                           ==========       ==========       ==========       ==========

Depreciation for the year ended May 31, 1997 was $881,010 (1996: $417,592).

14       Goodwill

                                                                            $

Cost
Additions                                                              83,799
                                                                      -------
End of year                                                            83,799
                                                                      -------
Amortisation
Additions                                                               9,311
                                                                      -------
End of year                                                             9,311
                                                                      -------
Net book value                                                         74,488
                                                                      =======

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes (continued)

15       Stock

The Company has three categories of authorised stock as follows:

                                                  Authorised

                                                        1997             1996

Class 'A' Common stock                             9,000,000        9,000,000
Preferred stock                                    1,000,000        1,000,000

Class 'A' common stock was subject to any express rights of Preferred Stock. There are no express rights set out in the constitution, but authority is given to the Board of Directors to issue Preferred Stock on such rights as they deem fit. No preferred stock has been issued.

Class 'A' shareholders are entitled to a preference dividend of $0.05 per share per annum.

On July 8, 1996 the Company purchased 50,000 of its issued share capital for a total consideration of $325,000 and on July 16, 1996 the Company purchased a further 25,000 of its issued share capital for a total consideration of $150,000. These shares remain uncancelled.


16       Fixed stock option plan

As at May 31, 1997 there are options outstanding to officers, directors, consultants and employees covering 420,000 shares of Class A stock issued under the Company's 1995 Stock Option Plan. Option prices may not be less than 100% of the fair market value of the Common Stock on the date of grant. 345,000 options have an exercise price of $5.00, 10,000 options have an exercise price of $7.00, 15,000 options have an exercise price of $7.50 and 50,000 options have an exercise price of $9.50.

A summary of the status of the Company' s fixed stock option plan as of 31 May 1997 and 31 May 1996 and changes during the years ended on those dates is presented below:

                                                 1997               1997                 1996               1996
                                               Shares           Weighted               Shares           Weighted
                                                                 average                                 average
                                                          exercise price                          exercise price
                                          (Thousands)                             (Thousands)
Fixed options
Outstanding at beginning of year              420,000              $5.67                   --                 --
Granted                                            --                 --              420,000              $5.67
                                              -------              -----              -------              -----
Outstanding at end of year                    420,000              $5.67              420,000              $5.67
                                              =======              =====              =======              =====
Options exercisable at year end               420,000                                 387,500
                                              =======                                 =======

                                               CAM Designs Inc and subsidiaries
                                     Directors' report and financial statements
                May 31, 1997 and 1996 with Independent Auditors' report thereon


Notes (continued)

16       Fixed stock option plan (continued)

The following table summarises information about fixed stock options outstanding at May 31 1997.

                                         Options outstanding              Options exercisable

 Range of exercise prices            Number of      Weighted              Number     Weighted
                                   outstanding       average         exercisable      average
                                     at 31 May      exercise           at 31 May     exercise
                                                       price                            price
                                   (Thousands)                       (Thousands)
 $5                                        345         $5.00                 345        $5.00
 $7                                         10         $7.00                  10        $7.00
 $7.50                                      15         $7.50                  15        $7.50
 $9                                         50        $.9.50                  50        $9.50
                                        ------                            ------
                                           420                               420
                                        ======                            ======


17       Legal Proceedings

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

18       Disclosure about the Fair Value of Financial Instruments

Cash and cash equivalents, contract billings receivable, trade accounts payable and accrued expenses. The carrying amount approximates fair value because of the short maturity of these instruments.

Long term debt

The carrying amount approximates fair value as the interest rate is variable (2% above LIBOR), and is in line with rates currently achievable by the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CAM DESIGNS INC.

                                         By:  /s/
                                              --------------------------------
                                              John R. Davidson
                                              Chairman of the Board, President
                                              and Chief Executive Officer
DATE: September 11, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   Signatures                                                Title                                   Date
                   ----------                                                -----                                   ----

/s/                                                      Chairman of the Board, President and Chief            September 11, 1997
------------------------------------------------         Executive Officer (Principal Executive Officer)
             John R. Davidson


/s/                                                      Chief Financial Officer, Secretary and Director       September 11, 1997
------------------------------------------------         (Principal Financial and Accounting Officer)
             Robert A. Righton


/s/                                                      Director                                              September 11, 1997
------------------------------------------------
             William E. Camplisson


                                                         Director                                              August __, 1997
------------------------------------------------
             Peter D. Horbury


/s/                                                      Director                                              September 11, 1997
------------------------------------------------
             Theodore Sall, Ph.D