Form 10-Q
period 1997-08-31
CAM DESIGNS INC
filed 1997-10-20
CIK 945081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
         EXCHANGE ACT

                  For the transition period from _____ to _____

                         Commission file number 1-13886
                                               ---------

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

As of October 1, 1997, there were 2,175,000 shares of Class A Common Stock issued and outstanding.

TOTAL PAGES IN THIS REPORT: 14  (including cover page & Exhibits)

                                CAM DESIGNS, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------

PART 1 -          FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Index)                 1

                  Consolidated Balance Sheet as of
                  August 31, 1997                                           2-3

                  Consolidated Statements of Earnings for the
                  Three Months Ended August 31, 1996 and 1996               4

                  Consolidated Statements of Cash Flows for
                  the Three Months ended August 31, 1997 and 1996           5

                  Consolidated Statement of Shareholder's Equity            6

                  Notes to Consolidated Financial Statements                7-8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9-10

PART II -         OTHER INFORMATION

Item 3.           Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                                  12

                        CAM Designs Inc and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet

                                                 August 31, 1997    May 31, 1997

                                                        $                 $

Assets

Current assets

Cash and cash equivalents                             125,062           545,515

Contract billings receivable                        4,425,520         4,289,450

Inventories                                           550,075           562,401

Other current assets                                  900,736           736,359


                                                  -----------       -----------
Total current assets                                6,001,343         6,133,725



Fixed assets

Investments                                             1,721             1,721


Property and machinery:

Freehold property                                     323,262           328,218

Leasehold property                                    530,683           538,822

Plant and machinery                                 9,365,660         9,392,186

Less accumulated depreciation                      (5,979,132)       (5,881,455)
                                                  -----------       -----------



Net property, plant and machinery                   4,240,473         4,377,771
                                                  -----------       -----------



Goodwill, less accumulated
amortisation                                           74,462            74,488
Deferred tax asset                                    203,778           205,501
                                                  -----------       -----------


                                                   10,521,827        10,793,206
                                                  ===========       ===========

                        CAM Designs Inc and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet

                                                  August 31, 1997   May 31, 1997

                                                         $                $
Liabilities

Current liabilities
Bank overdraft                                       2,300,116          350,606
Current instalments of obligations
under bank loan                                         19,171           19,465
Current instalments of
obligations under capital leases                       638,561          648,353
Current instalment of obligations
under loan                                              98,025          147,656
Billings in excess of costs and
estimated earnings on
uncompleted contracts                                     --            510,072
Trade accounts payable                               2,609,467        3,229,899
Income taxes payable                                      --               --
Accrual and other expenses                           2,793,695        3,007,975
Promissory notes                                          --            214,000
                                                   -----------      -----------
Total current liabilities                            8,459,035        8,128,026
Obligations under capital
leases excluding current instalments                   394,292          468,833
Obligations under bank Loan excluding
current instalments                                    220,851          228,981
                                                   -----------      -----------
Total liabilities                                    9,074,178        8,825,840
                                                   ===========      ===========

Stockholders' equity

Class 'A' common stock, $0.001 par value
Authorised 7,000,000 issued 2,250,000                    2,250            2,250
Additional paid-in capital                           4,229,765        4,229,765
Currency translation adjustment                         (2,826)         171,222
Treasury stock                                        (475,000)        (475,000)
Retained earnings                                   (2,306,540)      (1,960,871)
                                                   -----------      -----------
Total stockholders' equity                           1,447,649        1,967,366
                                                   -----------      -----------
                                                    10,521,827       10,793,206
                                                   ===========      ===========


See accompanying notes to unaudited condensed consolidated financial statements.

CAM Designs Inc and subsidiaries

Unaudited Condensed Consolidated Statements of Operations

                           Three Months       Three Months
                              ended              ended
                            August 31,         August 31,
                               1996               1997

                               $                   $
Revenue.
Automotive
industry.                  3,845,526           4,892,912
Aerospace
industry.                    512,626             605,320
Placement of
Personnel.                   935,036           1,674,374
                          ----------          ----------
                           5,293,188           7,172,606
                          ----------          ----------

Operating Costs
and expenses.
Selling general
and
administrative
expenses.                  4,639,374           7,716,490
Depreciation.                171,116             186,504
                          ----------          ----------
                           4,810,490           7,902,994
                          ----------          ----------
Operating
profit.
Other income/
expense.                     482,698            (730,388)
Investment
income.                       27,473              23,097
Interest
expense.                        --               (29,600)
Gain on sale
of equipment.                   --                  --
                          ----------          ----------
Income
before taxes.                510,171            (736,891)
                          ----------          ----------
Income taxes
Provision.                   167,000            (220,000)

                          ----------          ----------

Net income.                  343,171       343,171      (516,891)      (516,891)
                          ----------    ----------    ----------     ----------

See accompanying notes to unaudited consolidated financial statements

Net Earnings
Per Share of
Common Stock
and Common
Stock Equivalent                   0.134         --           --            --

Net loss per
Share of Common
Stock                               --           --          (0.24)         --

Weighted
Average Common
Shares and
Common Stock
equivalents                    2,641,051         --      2,524,538          --

Weighted
Average Common
Shares                              --           --      2,175,000          --

                                 CAM Designs Inc

            Unaudited Condensed Consolidated Statements of Cash Flow

                                                CAM               CAM
                                                Designs           Designs
                                                Inc               Inc

                                                June 1 to         June 1 to
                                                August 31,        August 31,
                                                1996              1997

                                                $                 $
Cash flows from
operating activities:

Net profit/(loss)                               343,171           (516,890)

Adjustments to reconcile
net cash provided by
operating activities:

     Depreciation                               171,116            186,504

Change in operating
assets and liabilities:

     Change in receivables                    1,725,339           (196,978)

     Change in Other
     Current Assets                          (1,296,445)          (151,722)

     Change in accounts
     payable                                   (591,004)          (574,637)

     Change in other
     liabilities                               (335,648)          (680,960)
                                             ----------           --------
Net cash provided
by operating activities                          16,529         (1,934,684)
                                             ----------         ----------

Cash flows from investing
activities:

     Purchases of plant
     and equipment                             (289,163)          (115,263)
                                             ----------         ----------

Net cash used in investing
activities:                                    (289,163)          (115,263)
                                             ----------         ----------
                                        5

Cash flows from financing
activities:

     Repurchase of Stock                       (475,000)              --

     Repayment of promissory
     note                                          --             (214,000)

     Repayment of
     borrowings                                 (18,383)           (52,074)

     Capital element of
     finance lease
     repayments                                 (27,551)           (67,460)

     Bank Overdraft                                --            1,954,806
                                             ----------         ----------
Net cash provided/(used in)
by financing activities                        (520,934)         1,621,271
                                             ----------         ----------



Net increase/(decrease) in
cash and cash equivalents

     Cash and cash equivalents
     at beginning of period                   4,432,278            545,515

     Movement in Cash                          (793,568)          (428,675)

     Exchange gain                               30,335              8,222
                                             ----------         ----------

     Cash and cash equivalents
     at end of period                         3,669,045            125,062
                                             ==========         ==========

See accompanying notes to unaudited condensed consolidated financial statements

                               CAM Designs Inc

     Unaudited Condensed Consolidated Statements of Shareholders' Equity


                                                                                                        Total
                                                                     Additional                         stock-
                                  Treasury           Common          paid in          Retained          holders'
                                  Stock              Stock           capital          earnings          equity
                                      $                $                   $                 $                 $

CAM Designs Inc

Balance at May
31, 1997                          (475,000)            2,250          4,229,7655      (1,789,649)         1,967,366

Loss for the
period                                    -                -                   -        (516,891)         (516,891)

Exchange Difference                       -                -                   -          (2,826)           (2,826)
                                ----------        ----------          ----------      ----------          ---------
Balance at August
31, 1997                          (475,000)            2,250           4,229,765      (2,309,366)         1,447,649
                                ----------        ----------          ----------      ----------          ---------




See accompanying notes to the unaudited consolidated condensed financial statements

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

         On July 27, 1995 the shareholders' of MGA Holdings Limited ("MGA") surrendered 100% of the issued shares of MGA (63,200 cumulative convertible participating preference shares of (pounds)1 each, 54,551 ordinary shares of (pounds)1 each) to CAM. As a result, MGA became a wholly owned subsidiary of CAM.

         The economic environment in which MGA operates is in the United Kingdom and hence its operating currency is the UK pound sterling ((pounds)).

2.       Basis of presentation

         The accompanying unaudited condensed consolidated statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended May 31, 1997.

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company's financial position at August 30, 1997, results of operations for the periods ended August 30, 1997 and 1996 and cash flows for the periods ended August 30, 1997 and 1996. The results for the period ended August 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 1998.

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

3 Months ended August 31, 1997 as compared to 3 Months ended August 31, 1997

Summary of Operations

Sales for the quarter totalled $7.1 million, an increase over 35% on the same period last year, due to the Ruecker acquisition and increased engineering sales.

Before realignment costs of $0.5 million an operating loss of $0.2 million was incurred. This due to a reduced output as a result of labor negotiations continuing with the unions to complete the realignment of the Groups activities. These were completed in October and will result in a reduction in the Groups fixed cost base of circa $1.5 million per year and overall costs of approximately $2 million if reduced variable costs are achieved as well.

Realignment costs of $0.5 relate to costs associated with the closure of the Groups Sheetmetal division and a reduction in Manufacturing capacity. This activity has been closed as a result of a strategic decision to concentrate on the Groups high value added activities. We will establish trading relationships with suppliers to enable us to outsource sheetmetal services as an integral part of the Company's turnkey capabilities.

Aerospace sales of $0.6 million were 18% higher than the same period last year, due to increased activity and recent significant opportunities could result in sales increases in the future.

Automotive and placement sales were $6.5 million, an increase of 35% on last years sales of $4.8 million, due to the acquisition of Ruecker and should also be improved in future quarters as recently announced contracts are invoiced.

Liquidity and Capital Resources

Liquidity has been severely affected as 96/97 losses have been converted into cash losses. Group bankborrowings totalled $2.2 million as at the end of the period. Although we currently have banking facilities totalling $2.25 million, liquidity is tight and discussions are on-going with various banks to secure an additional loan facility for approximately $1 million and we are exploring other sources of financing. Management expects these facilities will be secured during Quarter 2, and together with the reduced costbase will ensure the Group has sufficient cash liquidity for its future trading operations.

Forward looking Statements

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbours created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements included, but are not limited to, the absence of anticipated contracts or higher than historical costs incurred in performance of contracts.

                                     Part II

Other Information

Item 6.  Exhibits

         (a) Exhibits
             --------

                  (i) Calculation of Earnings Per Share - Exhibit 11.
                  (ii) Edgar-Financial Data Schedule - Exhibit 27.

             8-K Reports
             -----------

         (b) No reports on Form 8-K were filed during the quarter in reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

Dated: October 17, 1997

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