Form 10-Q
period 1997-11-30
CAM DESIGNS INC
filed 1998-01-14
CIK 945081

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1997

 [  ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
         EXCHANGE ACT

                  For the transition period from          to
                                                 ---------  --------

                        Commission file number 1-13886

                               CAM DESIGNS INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Delaware                                   75-2257039
         ------------------------------                 -------------------
         State or other jurisdiction of                     (IRS Employer
         ncorporation or organization)                      Identification No.)

                    Birmingham Road, Allesley Coventry CV59QE
                 -------------------------------------------------
                    (Address of principal executive offices)

                              (011) 44-203-407-700
                              --------------------
                           (Issuer's telephone number)

     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

  X  No
----    -------

As of January 1, 1998, there were 2,175,000 shares of Class A Common Stock issued and outstanding.

TOTAL PAGES IN THIS REPORT: 14  (including cover page & Exhibits)

                                CAM DESIGNS, INC.
                                -----------------

                                      INDEX

                                                                       Page No.
                                                                       --------

PART 1            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Index)            1

                  Consolidated Balance Sheet as of
                  November 30, 1997                                    2 - 3

                  Consolidated Statements of Earnings
                  for the Six Months Ended
                  November 30, 1997 and 1996                           4

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended
                  November 30, 1997 and 1996                           5 - 6

                  Consolidated Statement of Shareholder's
                  Equity                                               7

                  Notes to Consolidated Financial Statements           8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        9 - 10

PART II           OTHER INFORMATION

Item 3.           Exhibits and Reports on Form 8 - K                   11

SIGNATURES                                                             12

                        CAM Designs Inc and Subsidiaries
                        --------------------------------
                 Unaudited Condensed Consolidated Balance Sheet
                 ----------------------------------------------


                                           November 30, 1997                    May 31, 1997

                                                  $                                   $

Assets

Current assets

Cash and cash equivalents                           25,930                             545,515

Contract billings receivable                     4,124,414                           4,289,450

Inventories                                        988,960                             562,401

Other current assets                             1,210,016                             736,359

                                           ----------------                     ---------------

Total current assets                             6,349,320                           6,133,725


Fixed assets

Investments                                          1,721                               1,721

Property and machinery:

Freehold property                                  332,475                             328,218

Leasehold property                                 519,250                             538,822

Plant and machinery                             10,328,977                           9,392,186

Less accumulated depreciation                   (6,569,711)                         (5,881,455)

                                           ----------------                     ---------------

Net property, plant and machinery                4,610,991                           4,377,771

                                           ----------------                     ---------------

Goodwill, less accumulated
amortisation                                        74,430                              74,488
Deferred tax asset                                 206,980                             205,501

                                           ----------------                     ---------------

                                                11,243,442                          10,793,206

                                           ----------------                     ---------------

                        CAM Designs Inc and Subsidiaries
                        --------------------------------
                 Unaudited Condensed Consolidated Balance Sheet
                 ----------------------------------------------

                                           November 30, 1997                    May 31, 1997

                                                   $                              $
Liabilities

Current liabilities
Bank Overdraft                                   2,920,229                             350,606
Current instalments of obligations
under bank loan                                     19,717                              19,465
Current instalments of obligations
under capital leases                               656,761                             648,353
Current instalment of obligations
under loan                                         244,892                             147,656
Billings in excess of costs and
estimated earnings on uncompleted
contracts                                                -                             510,072
Trade accounts payable                           2,413,195                           3,229,899
Income taxes payable                                     -                                   -
Accrual and other expenses                       3,367,300                           3,007,975
Promissory notes                                         -                             214,000

                                             --------------                     ---------------

Total current liabilities                        9,622,094                           8,128,026
Obligations under capital leases
excluding current instalments                      341,153                             468,833
Obligations under bank loan
excluding current instalments                      219,137                             228,981

                                             --------------                     ---------------

Total liabilities                               10,182,384                           8,825,840

                                             --------------                     ---------------


Stockholders' equity

Class 'A' common stock, $0.001 par value
Authorised 7,000,000 issued 2,250,000                2,250                               2,250
Additional paid-in capital                       4,229,765                           4,229,765
Currency translaiton adjustment                    (48,365)                            171,222
Treasury Stock                                    (475,000)                           (475,000)
Retained earnings                               (2,647,592)                         (1,960,871)


                                             --------------                     ---------------

Total stockholders' equity                       1,061,058                           1,967,366

                                             --------------                     ---------------

                                                11,243,442                          10,793,206

                                             ==============                     ===============


See accompanying notes to unaudited condensed consolidated financial statements.

                        CAM Designs Inc and Subsidiaries
                        --------------------------------
            Unaudited Condensed Consolidated Statements of Operations
            ---------------------------------------------------------

                                      Sept 1 to           June 1 to          Sept 1 to           June 1 to
                                     November 30,       November 30,        November 30,       November 30,

                                         1996               1996                1997               1997

                                          $                   $                  $                   $
Revenue
Automotive industry                      5,126,399          6,649,154           4,434,263          9,327,175
Aerospace industry                       1,105,352          1,542,805             539,880          1,145,200
Placement of Personnel                     828,789          1,059,787           1,726,552          3,400,926

                                    ---------------     --------------     ---------------     --------------

                                         7,060,540          9,251,746           6,700,695         13,873,301

                                    ---------------     --------------     ---------------     --------------

Operating Costs and expenses

Selling general and
administrative expenses                  6,285,899          8,117,378           6,908,512         14,625,002
Depreciation                               177,060            241,334             104,704            291,208

                                    ---------------     --------------     ---------------     --------------

                                         6,462,959          8,358,712           7,013,216         14,916,210

                                    ---------------     --------------     ---------------     --------------

Operating profit                           597,581            893,034            (312,521)        (1,042,909)
Other income/expense                             -                  -                   -                  -
Investment income                           40,841             54,947                  94             23,191
Interest expense                                 -             (1,995)           (188,799)          (218,399)
Gain on sale of equipment                        -                  -                   -                  -

                                    ---------------     --------------     ---------------     --------------

Income before taxes                        638,422            945,986            (501,226)        (1,238,117)

                                    ---------------     --------------     ---------------     --------------

Income taxes Provision                     212,160            316,902            (163,000)          (383,000)


                                    ---------------     --------------     ---------------     --------------

Net income                                 426,262            629,084            (338,226)          (855,117)

                                    ---------------     --------------     ---------------     --------------

See accompanying notes to unaudited consolidated financial statements.


Net Earnings Per Share of
Common Stock and Common
Stock Equivalent                              0.17               0.33                   -                  -

Net loss per Share of Common
Stock                                            -                  -               (0.15)             (0.39)

Weighted Average Common
Shares and Common Stock
equivalents                              2,925,000          2,146,485                   -                  -

Weighted Average Common
Shares                                           -                  -           2,175,000          2,175,000

                                 CAM Designs Inc
                                 ---------------
            Unaudited Condensed Consolidated Statements of Cash Flow
            --------------------------------------------------------


                                            CAM Designs                     CAM Designs
                                                Inc                             Inc

                                             June 1 to                       June 1 to
                                          November 30, 1996               November 30, 1997

                                                 $                               $
Cash flows from operating
activities:

Net profit/(loss)                                 391,163                         (855,117)

Adjustments to reconcile
net cash provided by
operating activities:

Depreciation                                      350,009                          241,334

Change in operating assets
and liabilities:

Change in receivables                             805,484                          220,631

Change in Other Current Assets                   (903,943)                        (857,557)

Change in accounts payable                       (755,434)                        (859,295)

Change in other liabilities                      (607,149)                        (227,192)

                                          ----------------                -----------------

Net cash provided by operating
activities                                       (719,870)                      (2,337,196)

                                          ----------------                -----------------


Cash flows from investing
activities:
Purchases of plant and equipment                 (620,464)                        (479,418)


                                          ----------------                -----------------

Net cash used in investing
activities:                                      (620,464)                        (479,418)

                                          ----------------                -----------------

Cash flows from financing
activities:

Repurchase of stock                              (475,000)                               -

Repayment of borrowings                           (22,926)                         (12,975)

Repayment of promissory note                            -                         (214,000)


Capital element of finance lease
repayments                                       (207,669)                        (135,445)

Bank Overdraft                                          -                        2,596,050

                                          ----------------                -----------------

Net cash provided/(used in) by
financing activities                             (705,595)                       2,233,630

                                          ----------------                -----------------


Net increase/(decrease) in
cash and cash equivalents

Cash and cash equivalents at
beginning of period                             4,432,278                          545,515

Movement in Cash                               (2,045,929)                        (582,984)

Exchange gain                                     102,556                           63,399

                                          ----------------                -----------------

Cash and cash equivalents at
end of period                                   2,488,905                           25,930

                                          ================                =================


See accompanying notes to unaudited condensed consolidated financial statements.

                                 CAM Designs Inc
                                 ---------------
       Unaudited Condensed Consolidated Statements of Shareholders' Equity
       -------------------------------------------------------------------

                                                                       Additional                      Total
                                        Treasury       Common          paid in        Retained         Stock-holders
                                        Stock          Stock           Capital        earnings         Equity

                                             $              $               $               $                $

CAM Designs Inc

Balance at August 31, 1997                 (475,000)         2,250       4,229,765       (2,309,366)        1,447,649

Loss for the period                               -              -               -         (338,226)         (338,226)

Exchange Difference                               -              -               -          (48,365)          (48,365)

                                        ------------   ------------    ------------   --------------   ---------------

Balance at November 30, 1997               (475,000)         2,250       4,229,765       (2,695,957)        1,061,058

                                        ------------   ------------    ------------   --------------   ---------------


See accompanying notes to the unaudited consolidated condensed financial statements.

CAM Designs Inc and Subsidiaries
--------------------------------

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

     The economic environment in which MGA operates is in the United Kingdom and hence its operating currency is the UK pound sterling ((pound)).

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

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company's financial position at November 30, 1997 and 1996 and cash flows for the periods ended November 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 1998.

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

3 months ended November, 1997 as compared to 3 Months ended November 30,
1996

Summary of Operations

Sales for the quarter totaled $6.7 million, against $7.6 million for the same period last year. Year-to-date sales of $13.9 million compared to $12.9 million for the six months to November 30, 1996 which represents an increase of 7%.

Operating costs of $7 million are 7% down on the same period last year, and represent the initial results of the realignment enacted in late first quarter of this year and should further improve in the third quarter. The full benefits of this reduction will be realized when negotiations for significant new contracts are finalized and capacity becomes fully utilized as work on these projects commences.

After tax losses of $0.3 million were incurred and although an improvement on the first quarter losses of $0.5 million, are still below the 1996/97 comparative periods profits of $47,992. The loss resulted from a combination of higher sales volume in the personnel placement area (a lower margin business) as well as exceptional financing costs of $0.2 million due to short term credit arrangements and the associated costs of under utilized labor.

Although fixed capacity costs have been reduced, as a result of the realignment program, management considers that present levels need to be maintained to retain its core skill base for future growth plans.

Management hopes that the aggressive current bidding will result in significant new orders, so that the recently completed alignment will yield significantly improved operating results for CAM and establish its position in its targeted niche markets.

Liquidity and Capital Resources

Liquidity continues to be very tight and although temporary increased bank credit lines and deferred creditor terms have been agreed, which has resulted in significant short term finance costs being incurred, management considers new loans and/or equity required in order to implement its strategic growth plans. The company and an investor group are in the final stages of negotiations for the Company to secure up to approximately $1.5 million of debt convertible into new equity, which when complete will enable completion of approximately $3 million of bank credit and loan agreements.

Non-completion of this funding could severely affect the Group's ability to continue normal operations, although once the funding is secured, management is confident sufficient resources and future funding options will be available to allow the Company to progress its strategic objectives with regard to both operations and future acquisitions and joint ventures.

Forward looking Statements

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements included, but are not limited to, lack of further debt and/or equity financing, the absence of anticipated contracts or higher than historical costs incurred in performance of contracts.

                                     Part II
                                     -------

Other Information
-----------------

Item 6.  Exhibits
         --------

            (a)      Exhibits
                     ---------

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

Dated: January 12, 1998

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