Form 10-Q/A
period 1997-11-30
CAM DESIGNS INC
filed 1998-01-22
CIK 945081

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-Q/A


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

                        CAM Designs Inc and Subsidiaries
                        --------------------------------
            Unaudited Condensed Consolidated Statements of Operations
            ---------------------------------------------------------


                                      Sept 1 to           June 1 to          Sept 1 to           June 1 to
                                     November 30,       November 30,        November 30,       November 30,

                                         1996               1996                1997               1997

                                          $                   $                  $                   $
Revenue
Automotive industry                      5,778,379          9,623,905           4,434,263          9,327,175
Aerospace industry                         989,774          1,502,400             539,880          1,145,200
Placement of Personnel                     858,254          1,793,290           1,726,552          3,400,926

                                    ---------------     --------------     ---------------     --------------

                                         7,626,407         12,919,595           6,700,695         13,873,301

                                    ---------------     --------------     ---------------     --------------

Operating Costs and expenses

Selling general and
administrative expenses                  7,368,066         12,007,440           6,908,512         14,625,002
Depreciation                               178,893            350,009             104,704            291,208

                                    ---------------     --------------     ---------------     --------------

                                         7,546,959         12,357,449           7,013,216         14,916,210

                                    ---------------     --------------     ---------------     --------------

Operating profit                            79,448            562,146            (312,521)        (1,042,909)
Other income/expense                             -                  -                   -                  -
Investment income                           17,194             44,667                  94             23,191
Interest expense                           (16,570)           (16,570)           (188,799)          (218,399)
Gain on sale of equipment                        -                  -                   -                  -

                                    ---------------     --------------     ---------------     --------------

Income before taxes                         80,072            590,243            (501,226)        (1,238,117)

                                    ---------------     --------------     ---------------     --------------

Income taxes Provision                      32,080            199,080            (163,000)          (383,000)


                                    ---------------     --------------     ---------------     --------------

Net income                                  47,992            391,163            (338,226)          (855,117)

                                    ---------------     --------------     ---------------     --------------


See accompanying notes to unaudited consolidated financial statements.



Net Earnings Per Share of
Common Stock and Common
Stock Equivalent                              0.03               0.167                  -                  -

Net loss per Share of Common
Stock                                            -                  -               (0.15)             (0.39)

Weighted Average Common
Shares and Common Stock
equivalents                              2,850,000          2,886,576                   -                  -

Weighted Average Common
Shares                                           -                  -           2,175,000          2,175,000

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

                                     Part II
                                     -------

Other Information
-----------------


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------



            (a) The Registrant held its Annual Meeting of Stockholders on November 26, 1997.



            (b) & (c) Five directors were elected at the Annual meeting of
                     Stockholders to serve until the Annual Meeting of Stockholders in 1998. The names of these directors and votes cast in favor of their election and shares withheld are as follows:



            NAME                       VOTES FOR         VOTES WITHHELD
            ----                       ---------         --------------
            John R. Davidson           1,817,616           13,350
            Robert A. Righton          1,817,616           13,350
            William E. Camplisson      1,817,616           13,350
            Peter D. Horbury           1,817,616           13,350
            Theodore Sall, Ph.D.       1,817,616           13,350


Item 6.  Exhibits
         --------

            (a)      Exhibits
                     ---------

                     (i)  Calculation of Earnings Per Share - Exhibit 11.
                     (ii) Edgar-Financial Data Schedule - Exhibit 27.

                     8-K Reports
                     -----------

            (b) No reports on Form 8-K were filed during the quarter in reference.




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereto duly authorized.


Dated: January 21, 1998

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


