Form 10-Q
period 1998-02-12
CAM DESIGNS INC
filed 1998-04-14
CIK 945081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 1998

 [  ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
         EXCHANGE ACT

             For the transition period from          to
                                            --------    --------

                Commission file number 1-13886
                                       -------

                                    CAM DESIGNS INC.
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

               Delaware                                 75-2257039
               --------                                 ----------
         (State or other jurisdiction of              (IRS Employer
         incorporation or organization)               Identification No.)

                    Birmingham Road, Allesley Coventry CV59QE
                 -----------------------------------------------
                    (Address of principal executive offices)

                              (011) 44-203-407-700
                           ---------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X      No
                                                             ---        ---

As of February 28, 1998, there were 2,542,857 shares of Class A Common Stock issued and outstanding.

TOTAL PAGES IN THIS REPORT: 15  (including cover page & Exhibits)

                                CAM DESIGNS, INC.
                                      INDEX


                                                                  Page No.

PART 1 -   FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Index)                1

           Consolidated Balance Sheet as of
           February 28, 1998                                        2-3

           Consolidated Statements of Earnings for the
           Three Months Ended February 28, 1998 and 1997            4

           Consolidated Statements of Cash Flows for
           the Nine Months ended February 28, 1998 and 1997         5-6

           Consolidated Statement of Shareholder's Equity           7

           Notes to Consolidated Financial Statements               8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations            9-10

PART II -  OTHER INFORMATION

Item 3.    Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                          15

                        CAM Designs Inc and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet

                                           February 28, 1998                     May 31, 1997
                                                  $                                    $
Assets

Current assets

Cash and cash equivalents                           36,068                             545,515

Contract billings receivable                     4,147,322                           4,289,450

Inventories                                      1,638,160                             562,401

Other current assets                             1,424,910                             736,359
                                           ----------------                     ---------------

Total current assets                             7,246,460                           6,133,725


Fixed assets

Investments                                          1,721                               1,721

Property and machinery:

Freehold property                                  328,469                             328,218

Leasehold property                                 512,994                             538,822

Plant and machinery                             10,223,814                           9,392,186

Less accumulated depreciation                   (6,677,801)                         (5,881,455)
                                           ----------------                     ---------------

Net property, plant and machinery                4,387,476                           4,377,771
                                           ----------------                     ---------------

Goodwill, less accumulated
amortisation                                        74,410                              74,488
Deferred tax asset                                 205,588                             205,501
                                           ----------------                     ---------------

                                                11,915,655                          10,793,206
                                           ----------------                     ---------------

                                       2

                        CAM Designs Inc and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet

                                                      February 28, 1998               May 31, 1997

                                                              $                              $
Liabilities

Current liabilities
Bank Overdraft                                            2,633,433                         350,606
Current instalments of obligations
under bank loan                                              19,480                          19,465
Current instalments of obligations
under capital leases                                        648,848                         648,353
Current instalment of obligations
under loan                                                   99,604                         147,656
Billings in excess of costs and
estimated earnings on uncompleted
contracts                                                         -                         510,072
Trade accounts payable                                    2,533,984                       3,229,899
Income taxes payable                                              -                               -
Accrual and other expenses                                3,679,344                       3,007,975
Promissory notes                                                  -                         214,000
                                                      --------------                 ---------------

Total current liabilities                                 9,614,693                       8,128,026
Obligations under capital leases
excluding current instalments                               221,953                         468,833
Obligations under bank loan
excluding current instalments                               214,913                         228,981
                                                      --------------                 ---------------

Total liabilities                                        10,051,559                       8,825,840
                                                      --------------                 ---------------


Stockholders' equity

Class 'A' common stock, $0.001 par value
Authorised 7,000,000 issued 2,542,857                         2,543                           2,250
Additional paid-in capital                                5,273,222                       4,229,765
Currency translaiton adjustment                             (47,599)                        171,222
Treasury Stock                                             (475,000)                       (475,000)
Retained earnings                                        (2,889,070)                     (1,960,871)
                                                      --------------                 ---------------

Total stockholders' equity                                1,864,096                       1,967,366
                                                      --------------                 ---------------

                                                         11,915,655                      10,793,206
                                                      ==============                 ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                       CAM Designs Inc and Subsidiaries
          Unaudited Condensed Consolidated Statements of Operations

                                   Dec 1 to      June 1 to       Dec 1 to      June 1 to
                                 February 28,   February 28,   February 28,   February 28,
                                     1997           1997           1998          1998

                                      $              $              $              $
Revenue
Automotive industry                 5,249,999     14,873,904      4,658,713    13,985,888
Aerospace industry                    714,742      2,217,142        544,501     1,689,701
Placement of Personnel                962,637      2,755,927      1,470,723     4,871,649
                                 -------------  -------------  -------------  ------------

                                    6,927,378     19,846,973      6,673,937    20,547,238
                                 -------------  -------------  -------------  ------------

Operating Costs and expenses
Selling general and
administrative expenses             7,307,132     19,314,572      6,672,819    21,297,821
Depreciation                          189,225        539,234        188,100       479,308
                                 -------------  -------------  -------------  ------------

                                    7,496,357     19,853,806      6,860,919    21,777,129
                                 -------------  -------------  -------------  ------------

Operating profit                     (568,979)        (6,833)      (186,982)   (1,229,891)
Other income/expense                        -              -              -             -
Investment income                      15,288         59,995                       23,191
Interest expense                      (18,828)       (35,398)       (86,131)     (304,531)
Gain on sale of equipment                   -              -              -             -
                                 -------------  -------------  -------------  ------------

Income before taxes                  (572,519)        17,764       (273,113)   (1,511,231)
                                 -------------  -------------  -------------  ------------

Income taxes Provision                193,080         (6,000)        80,000       463,000
                                 -------------  -------------  -------------  ------------

Net income                           (379,439)        11,764       (193,113)   (1,048,231)
                                 -------------  -------------  -------------  ------------

See accompanying notes to unaudited consolidated financial statements.

Net Earnings Per Share of
Common Stock and Common

Stock Equivalent                            -              0.038             -             -

Net loss per Share of Common              ($0.17)                        (0.08)        (0.46)
Stock                                       0                  -             -             -

Weighted Average Common
Shares and Common Stock
equivalents                                 -          2,641,051              -            -

Weighted Average Common
Shares                              2,175,000                  -      2,295,265    2,264,811

                               CAM Designs Inc
           Unaudited Condensed Consolidated Statements of Cash Flow

                                                   CAM Designs            CAM Designs
                                                       Inc                    Inc

                                                    June 1 to              June 1 to
                                                February 28, 1997      Februay 28, 1998

                                                        $                      $
Cash flows from operating
activities:

Net profit/(loss)                                     11,724             (1,048,231)

Adjustments to reconcile
net cash provided by
operating activities:

Depreciation                                         539,234                479,308

Change in operating assets
and liabilities:

Change in receivables                                971,155                149,858

Change in Other Current Assets                    (2,570,444)            (1,692,104)

Change in accounts payable                           355,734               (724,135)

Change in other liabilities                       (1,044,724)               (93,289)
                                                 ------------           ------------

Net cash provided by operating
activities                                        (1,737,321)            (2,928,593)
                                                 ------------           ------------

Cash flows from investing
activities:

Purchases of plant and equipment                    (633,645)              (428,179)
                                                 ------------           ------------

Net cash used in investing
activities:                                         (633,645)              (482,179)
                                                 ------------           ------------

Cash flows from financing
activities:


Repurchase of stock                                 (475,000)                     -

Repayment of borrowings                              (27,587)               (14,535)


Repayment of promissory note                               -               (214,000)

Capital element of finance lease
repayments                                          (383,106)              (252,301)

Stock Issue                                                -              1,043,750

Bank Overdraft                                             -              2,324,892
                                                 ------------           ------------

Net cash provided/(used in) by
financing activities                                (885,693)             2,887,806
                                                 ------------           ------------

Net increase/(decrease) in
cash and cash equivalents

Cash and cash equivalents at
beginning of period                                4,432,278                545,515

Movement in Cash                                  (3,256,658)              (522,966)

Exchange gain                                        (72,534)                13,519
                                                 ------------           ------------

Cash and cash equivalents at
end of period                                      1,248,154                 36,068
                                                 ============           ============


See accompanying notes to unaudited condensed consolidated financial statements.

                               CAM Designs Inc
     Unaudited Condensed Consolidated Statements of Shareholders' Equity

                                                            Additional              Total
                                      Treasury    Common    paid in    Retained     Stock-holders
                                      Stock       Stock     Capital    earnings     Equity

                                          $          $         $           $            $

CAM Designs Inc

Balance at November 30, 1997           (475,000)    2,250   4,229,765  (2,695,957)   1,061,058
Additional paid in capital                    -       293   1,043,457                1,043,750
Loss for the period                           -         -         -      (193,113)    (193,113)

Exchange Difference                           -         -         -       (47,599)     (47,599)
                                      ----------  --------  ---------  -----------  -----------

Balance at November 30, 1997           (475,000)    2,543   5,273,222  (2,936,669)   1,864,096
                                      ----------  --------  ---------  -----------  -----------


See accompanying notes to the unaudited consolidated condensed financial statements.
                                       7

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

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company's financial position at February 28, 1998 and 1997 and cash flows for the periods ended February 28, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending May 31, 1998.

         Profit and Loss Accounts in foreign currencies are translated into US Dollars at average rates for the relevant according periods. Assets and Liabilities are translated at exchange rates ruling at the date of the Group Balance Sheet.

Management's Discussion and Analysis of Financial Condition and Result

of Operations

On July 27, 1995, both the consummation of the Company's initial public offering and its reorganisation whereby the Company acquired all of the capital stock of CAM Designs Ltd (formerly MGA Holdings Ltd) took place. For purposes of permitting a comparison to prior periods, this section utilises the results for the Company's fiscal quarters for comparison with those of the comparable quarter of the Company's prior fiscal year, and ignores the actual date of acquisition for accounting comparison purposes.

3 Months ended February, 1998 as compared to 3 Months ended February 28, 1997

Summary of Operations

Sales for the quarter totalled $6.7 million compared to $6.9 million for the same period last year. Year to date revenues of $20.5 million compared to $19.8 million last year, and represents a rise of 4%. This was despite the closure of the Company's Sheet metal facility in Quarter 1 and under utilisation of released capacity due to the gradual completion of the Rolls Royce project.

Operating costs totalled $6.9 million representing a reduction of 8% on the same period last year, further showing the long term potential benefits of the recent realignment and cost reduction program.

After tax losses of $0.2 million have been further reduced compared to previous quarters, despite a prolonged holiday period during the Quarter, which resulted in lost revenues, and continued significant direct and indirect costs associated with the Company's working capital difficulties.

Management considers core skills and minimum capacity levels need to be maintained for future operations, but further additional cost reductions are likely to be enacted in Quarter 4 to further reduce the fixed cost base and establish a enhanced and flexible production capacity for 1998/99.

Now that the additional equity investments have been secured, management is confident that new opportunities can be progressed and as a result of a mixture of internal and acquisition growth, continued close control of fixed and variable costs, and aggressive sales activities, operations can return to improving profitability in 1998/99.

Liquidity and Capital Resources

New equity of $1.0 million was completed during the period and a further $1.2 million in March and has resulted in the extension of banking facilities totalling $2.2 million. Additional loan facilities are currently being discussed to provide additional working capital funding to meet the Company's strategic growth objectives.


Further equity funding options are also being reviewed to ensure that both management forecasts and NASDAQ listing requirements can be maintained.

Year 2000 Compliance

The Company has organized a special team of employees in its computer technology section to examine year 2000 considerations. The preliminary report of this group is that year 2000 issues will not be significant or material to the operations of the Company since substantially all of the computer software being utilized is upgradable to easily eliminate any timing issues and the cost of upgrades is covered by existing contracts with the respective software vendors. The computer hardware equipment is generally free of any year 2000 issues except for a server operating on Novell software, which is easily upgradable. Much of the Company's computer originated data relates to CAD and CAM technology which is not time sensitive and, accordingly, is not subject to year 2000 considerations. Moreover, the Company does not believe that any issues that customers or suppliers may encounter with their own year 2000 considerations will be relevant to the Company's operations or to its interaction with such persons or firms since, once again, the Company's basic computer information interchange relates to CAD and/or CAM material.


Forward looking Statements

This reports contains certain forward looking statement within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbours created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, ,and therefore, there can be no assurance that the forward looking statements in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements included, but are not limited to the absence of anticipated contracts or higher than historical costs incurred in performance of contracts.

                                     Part II
Other Information



Item 6.  Exhibits

                  (a)      Exhibits

                           (i)  Calculation of Earnings Per Share - Exhibit 11.
                           (ii) Edgar-Financial Data Schedule - Exhibit 27.


                           8-K Reports

                  (b) The following reports on Form 8-K were filed during the quarter in reference.

                           (i)  Form 8-K Report dated January 19, 1998; and
                           (ii) Form 8-K Report dated February 12, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.


Dated: April 9, 1998


                                 CAM DESIGNS, INC.

                                  /s/ John R. Davidson
                                 ------------------------------
                                 John R. Davidson
                                 Chairman of the Board,
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



                                  /s/ Robert A. Righton
                                 ------------------------------
                                 Robert A. Righton
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)

                                                                 Exhibit A

CAM Designs Inc

EPS Calaculations for period December 1, 1997 to February 28, 1998


Total loss as per unaudited consolidated interim accounts         (193,113)
Add:  Net assumed interest income for whole period                       -
                                                               ------------

Adjusted net loss                                                 (193,113)

Net loss per total weighted average                               (193,113)
                                                               ------------

                                  = ($0.08) cents/shares

EPS Calculations for period June 1, 1997 to February 28, 1998


Total loss as per unaudited consolidated interim accounts       (1,048,231
Add:  Net assumed interest income for whole period                       -
                                                               ------------

Adjusted net income                                             (1,048,231

Net Loss per total weighted average                             (1,048,231
                                                               ------------

                                     = ($0.46) cents/shares