Form 10-Q/A
period 1998-02-12
CAM DESIGNS INC
filed 1998-04-23
CIK 945081

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

                                       2

                        CAM Designs Inc and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet

                                                      February 28, 1998               May 31, 1997

                                                              $                              $
Liabilities

Current liabilities
Bank Overdraft                                            2,633,433                         350,606
Current instalments of obligations
under bank loan                                              19,480                          19,465
Current instalments of obligations
under capital leases                                        648,848                         648,353
Current instalment of obligations
under loan                                                   99,604                         147,656
Billings in excess of costs and
estimated earnings on uncompleted
contracts                                                         -                         510,072
Trade accounts payable                                    2,533,984                       3,229,899
Income taxes payable                                              -                               -
Accrual and other expenses                                3,679,344                       3,007,975
Promissory notes                                                  -                         214,000
                                                      --------------                 ---------------

Total current liabilities                                 9,614,693                       8,128,026
Obligations under capital leases
excluding current instalments                               221,953                         468,833
Obligations under bank loan
excluding current instalments                               214,913                         228,981
                                                      --------------                 ---------------

Total liabilities                                        10,051,559                       8,825,840
                                                      --------------                 ---------------


Stockholders' equity

Class 'A' common stock, $0.001 par value
Authorised 7,000,000 issued 2,542,857                         2,543                           2,250
Additional paid-in capital                                5,273,222                       4,229,765
Currency translation adjustment                             (47,599)                        171,222
Treasury Stock                                             (475,000)                       (475,000)
Retained earnings                                        (2,889,070)                     (1,960,871)
                                                      --------------                 ---------------

Total stockholders' equity                                1,864,096                       1,967,366
                                                      --------------                 ---------------

                                                         11,915,655                      10,793,206
                                                      ==============                 ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                       CAM Designs Inc and Subsidiaries
          Unaudited Condensed Consolidated Statements of Operations

                                   Dec 1 to      June 1 to       Dec 1 to      June 1 to
                                 February 28,   February 28,   February 28,   February 28,
                                     1997           1997           1998          1998

                                      $              $              $              $
Revenue
Automotive industry                 5,249,999     14,873,904      4,658,713    13,985,888
Aerospace industry                    714,742      2,217,142        544,501     1,689,701
Placement of Personnel                962,637      2,755,927      1,470,723     4,871,649
                                 -------------  -------------  -------------  ------------

                                    6,927,378     19,846,973      6,673,937    20,547,238
                                 -------------  -------------  -------------  ------------

Operating Costs and expenses
Selling general and
administrative expenses             7,307,132     19,314,572      6,672,819    21,297,821
Depreciation                          189,225        539,234        188,100       479,308
                                 -------------  -------------  -------------  ------------

                                    7,496,357     19,853,806      6,860,919    21,777,129
                                 -------------  -------------  -------------  ------------

Operating profit                     (568,979)        (6,833)      (186,982)   (1,229,891)
Other income/expense                        -              -              -             -
Investment income                      15,288         59,995                       23,191
Interest expense                      (18,828)       (35,398)       (86,131)     (304,531)
Gain on sale of equipment                   -              -              -             -
                                 -------------  -------------  -------------  ------------

Income before taxes                  (572,519)        17,764       (273,113)   (1,511,231)
                                 -------------  -------------  -------------  ------------

Income taxes Provision                193,080         (6,000)        80,000       463,000
                                 -------------  -------------  -------------  ------------

Net income                           (379,439)        11,764       (193,113)   (1,048,231)
                                 -------------  -------------  -------------  ------------

See accompanying notes to unaudited consolidated financial statements.

Net Earnings Per Share (basic and diluted)

                                            -              0.04             -             -

Net loss per Share of Common              ($0.17)                        (0.09)        (0.48)
Stock                                       0                  -             -             -

Weighted Average Common
Shares and Common Stock
equivalents                                 -          2,641,051              -            -

Weighted Average Common
Shares                              2,175,000                  -      2,220,265    2,189,811

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

                               CAM Designs Inc
     Unaudited Condensed Consolidated Statements of Shareholders' Equity

                                                            Additional              Total
                                      Treasury    Common    paid in    Retained     Stock-holders
                                      Stock       Stock     Capital    earnings     Equity

                                          $          $         $           $            $

CAM Designs Inc

Balance at November 30, 1997           (475,000)    2,250   4,229,765  (2,695,957)   1,061,058
Additional paid in capital                    -       293   1,043,457                1,043,750
Loss for the period                           -         -         -      (193,113)    (193,113)

Exchange Difference                           -         -         -       (47,599)     (47,599)
                                      ----------  --------  ---------  -----------  -----------

Balance at February 28, 1998           (475,000)    2,543   5,273,222  (2,936,669)   1,864,096
                                      ----------  --------  ---------  -----------  -----------


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

         CAM Designs Inc, has adopted FASB 128-Earnings Per Share in computing the basic and diluted EPS. The adoption of FASB 128 did not have a material impact on the EPS amounts disclosed.

Management's Discussion and Analysis of Financial Condition and Result

of Operations

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

Liquidity and Capital Resources

New equity of $1.0 million was completed during the period and a further $1.2 million in March and thereafter resulted in the extension of banking facilities totalling $2.2 million (including overdrafts). Additional loan facilities are currently being discussed to provide additional working capital funding to meet the Company's strategic growth objectives.


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


Dated: April 23, 1998


                                 CAM DESIGNS INC.

                                 /s/ JOHN R. DAVIDSON
                                 ------------------------------
                                 Chairman of the Board,
                                 President, Chief Executive Officer and
                                 Acting Chief Financial Officer
                                 (Principal Executive Officer and
                                 Principal Financial Officer)

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