Form 10-K405
period 1998-05-31
CAM DESIGNS INC
filed 1998-09-15
CIK 945081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 31, 1998

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                        For the transition period from ______ to _______

                         Commission File Number 1-13886

                                CAM DESIGNS INC.
                 (Name of small business issuer in its charter)

               Delaware                                    75-2257039
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

               Birmingham Road, Allesley, Coventry CV59QE, ENGLAND (Address of principal executive offices) (Zip Code)

                 Issuer's telephone number: 011-44-1-203-407-700

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

    Title of each class               Name of each exchange on which registered

-   Class A Common Stock $.001        Small Capitalization Market of NASDAQ
    par value
-   Redeemable Warrants to Purchase   Small Capitalization Market of NASDAQ
    Class A Common Stock


Securities registered under
Section 12(g) of the Exchange Act:

-   Units (consisting of 2 shares    Electronic Bulletin Board of
    of Class A Common Stock          the NASD
    and one Warrant)
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   /X/             No  __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                            [Cover page 1 of 2 pages]

         The issuer's revenues for the fiscal year ending May 31, 1998 were approximately $25,100,000.

         As of September 11, 1998, the aggregate market value, based on the average bid and asked prices of the issuer's voting stock (Class A Common Stock) held by non-affiliates was approximately $1,497,019. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

         As of September 10, 1998, there were 2,669,053 shares of Class A Common Stock outstanding.

Forward Looking Statements: This Rport contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices, and other factors discussed in the Company's filings under the Securities Act and the Exchange Act. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

Documents Incorporated By Reference

        None.

Transitional Small Business Disclosure Format:

        Yes  /X/        No / /




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

                                       CAM
                                  DESIGNS INC.
                                 [THE "COMPANY"]

                                       CAM
                             DESIGNS LTD. (FORMERLY
                               MGA HOLDINGS LTD.)
                                   ["CAM UK"]

------------------------------------------------------------------------------------------------------------------------------------
                         MGA                               MGA                          MGA                       Armstrong
                  Developments Ltd.                  Recruitment Ltd.             Technology Ltd.               Designs Ltd.
                       ["MGAD"]                          ["MGAR"]                     ["MGAT"]                     ["ADL"]
------------------------------------------------------------------------------------------------------------------------------------
     B          Main operating company         Engineering placement agency     Marketing focus for       Engineers jigs and tools
     U            for automotive and              in automotive sector.       certain aerospace sales.       for automotive and
     S            aerospace sectors.                                                                          aerospace clients.
     I
     N
     E
     S
     S
------------------------------------------------------------------------------------------------------------------------------------

                             Ruecker, International
                          ----------------------------
                          Engineering placement agency

         The Company's principal business activity is product development within the automotive and aerospace markets. Product development encompasses such pre-production disciplines as design/styling, engineering, tooling and prototyping. The largest market sector is automotive design and placement which, during the fiscal year ended May 31, 1998, accounted for approximately 90% of the Company's sales, with aerospace activities accounting for approximately 10% (with the auto placement and recruitment activities constituting 23.67% of the auto component).

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

Personnel Placement Services Activities

         CAM UK, through its wholly owned subsidiary, MGAR, is engaged in placing engineers and similar personnel with third parties, on a part-time or temporary basis. Such activities are basically focused upon placement of personnel with OEMs, primarily in the automobile industry. The Company retains such personnel as independent contractors, pays them an hourly rate and charges the customer for the services of these persons. An additional benefit of this operation is that it keeps CAM UK in contact with available personnel in the automotive field who may be utilized by the Company as part-time employees in its own operations. The Company's revenues from placement activities during the last several years have averaged approximately 10% of its aggregate revenues. The predecessor of this entity was established in 1978 and there are now in excess of 1,000 engineers and other professionals registered with this company. Among other things, such persons are trained in the disciplines of design, surface modelling, computer numerical control or "CNC" programming and machining, drafting, project management, model making, sheetmetal prototyping, as well as CAD hardware and software applications. The Company engages in certain of its placement operations under the name Ruecker and recently sold the business of its Ruecker Michigan Ltd. subsidiary, which operated in the U.S.; however, it continues to place automotive engineers in the Pacific Rim Area, operating under the Ruecker name.

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

MARKETS AND CUSTOMERS

         General

         The Company's customers are manufacturers in the automotive industry in the United Kingdom and Western Europe and, to a lesser extent, such automotive manufacturers in North America and elsewhere, as well as aerospace companies located in North America which subcontract part of their work to be performed in the United Kingdom. The Company has, in recent years, depended for significant portions of its sales upon a relatively small group of manufacturers. During Fiscal 96, three customers accounted for more than 10% of the Company's revenues, representing 22.1%, 17.3% and 12%, respectively, while during Fiscal 97 two customers, Rolls Royce and Rover, accounting for approximately 30% and 13%, and during Fiscal 98 four customers, representing 17.5%, 11.2%, 10.5% and 10% of revenues, were the only customers accounting for 10% or more of revenues. The reliance on a relatively small number of continuing customers for contracts which are larger in amount has had a beneficial effect of giving the Company a more reliable source of revenue while such contracts are in effect; however, this also has created the concomitant risk of making the Company more reliant upon a relatively small number of accounts. Most of the Company's revenues in the automotive and aerospace fields derive from fixed cost contracts; management of the Company believes that its personnel are able to estimate actual costs and control the same in the performance of work by the Company to remove a substantial amount of the risk that normally is placed upon companies performing fixed cost contracts rather than contracts based upon time, materials and a profit factor, and that fixed cost contracts afford it an opportunity to achieve higher profit margins.

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

         Aerospace

         The Company has been retained in aerospace activities by both manufacturers of commercial jets, such as U.K subcontractors of the Boeing Company, as well as manufacturers of corporate planes such as Learjet. The Company is seeking to increase its participation in, and market share of, services for the aerospace industry. Trends affecting this market include (a) the emergence of the Far East and Eastern Europe primarily due to expanding economies and political changes, respectively as sources for greater utilization of aircraft, including smaller and medium aircraft, (b) the resurgence of demand for business jets, with several new planes in development by OEMs in North America, (c) the requirements with respect to environmental compliance which have led to re-engineering of older models to increase fuel economy and passenger carrying capabilities, and reduce engine noise. It is in the increased use of re- engineering of existing models that the Company, especially with its utilization of CAD/CAM technology, believes that there is potential for increased sales both to manufacturers and others.

BACKLOG

         The Company's backlog of firm orders existing as at May 31, 1998 and May 31, 1997 was approximately $14,100,000 and $12,170,000, respectively, comprised of approximately

$14,000,000 and $11,800,000 in automotive contracts and $100,000 and $333,000 in aerospace contracts. As at September 1, 1998, the Company's backlog has increased to approximately $15,600,000, of which approximately $15,400,000 consists of automotive contracts. The increase in backlog as at May 31, 1998 compared to as at May 31, 1997 is a result of the Company's recent contracts from Rover and a Middle East-based company. Substantially all these orders and contracts are cancellable by the customer, subject to payment of all outstanding amounts and identifiable costs incurred by the Company. The Company believes that this is an indication of its successful efforts to secure larger and longer term contracts which, among other things, allow it the benefit of allocating productive resources on an efficient basis among its various units, even though it may make it somewhat dependent upon a relatively few key customers.

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

EMPLOYEES

         The Company employs a total of 134 full time employees, substantially all of whom are based in the United Kingdom, out of which 8 are design personnel, 35 are engineering personnel, 64 are engaged in niche vehicle build and hand crafting of models and other items, 5 are in sales, 5 are supplementary production persons, 6 are management and 11 are clerical personnel. In addition, depending on its requirements, the Company employs approximately 80 part-time or independent contractors who are engaged in engineering.

Item 2.  DESCRIPTION OF PROPERTY.

         The Company presently leases two facilities for its executive offices and production requirements. The principal facility, based in Coventry, contains approximately 66,000 square feet under several leases, with portions thereof on a short-term renewal basis and others having expiration dates ranging between March, 2001 to March, 2015; the Company pays annual rent of approximately $287,000 on the total Coventry facility, together with an annual property tax flow-through charge. The amounts to be paid as base rent are subject to five year reviews, with the next review scheduled for March, 2001. The second facility, located in Oxford, England, was leased by the Company in March, 1995, and consists of approximately 7,186 square feet at a rent of approximately $110,000 per annum (plus property tax charges). Management believes that its existing facilities are, and will be, adequate for the conduct of the Company's business.

Item 3.  LEGAL PROCEEDINGS.

         (a) The Company is not engaged in any material litigation.
         (b) Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1998.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Trading in the Company's shares of Class A Common Stock and Warrants presently takes place on the small capitalization market of NASDAQ, under the following symbols:

         Class A Stock           CMDA
         Warrants                CMDAW

         The following table sets forth the range of high and low sales prices for the Company's Class A Common Stock for the Company's two most recent fiscal years:

         Fiscal 1998:                             High                Low

         6/01/97 - 8/31/97                      $ 5.25             $ 3.38

         9/01/97 - 11/30/97                       3.97               3.33

         12/01/97 - 2/29/98                       4.00               3.38

         3/01/98 - 5/31/98                        4.31               2.75

         Fiscal 1997:                             High               Low

         6/01/96 - 8/31/96                      $ 8.125            $ 6.00

         9/01/96 - 11/30/96                       7.75               4.50

         12/01/96 - 2/28/97                       5.125              3.50

         3/01/97 - 5/31/97                        4.875              2.75

The closing price of the Class A Common Stock on September 11, 1998 was $.625.

(b) The number of holders of the Company's Class A Common Stock was approximately 640 on August 12, 1998, computed by the number of record holders, inclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies.

(c) The Company has paid a cash dividend at the annual rate of $.05 per share on its Class A Common Stock from July, 1996 through the period ending April 11, 1997, but has not paid dividends since that date.

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

FISCAL YEAR ENDED MAY 31, 1998 ("FISCAL 98") AS COMPARED TO
FISCAL YEAR ENDED MAY 31, 1997 ("FISCAL 97").

         On a historical basis, CAM UK has conducted its operations and reported its financial results in Pounds; however, its financial statements are set forth in US Dollars for years ended May 31, 1998 and 1997, since this is the currency in which the Company will make its financial reports.

SUMMARY OF OPERATIONS

         Revenues for Fiscal 98 totaled approximately $25.1 million compared to $25.9 million in Fiscal 97, despite generally poor economic and commercial conditions in the Company's areas of business in the United Kingdom and elsewhere. As in prior years, the overwhelming segment of the Company's sales occurred in the automotive design and placement field, with aerospace engineering placement accounting for approximately 10%.

         Gross margins on sales improved during Fiscal 98 compared to Fiscal 97 by virtue of the fact that the cost overruns which the Company experienced in Fiscal 97 were largely absent. However, margins of profit in general continued to be adversely impacted, both as a result of highly competitive conditions in the Company's markets as well as the shift to a greater percentage of design and engineering services in the Company's automotive contracts (which generate a lower profit margin) over the manufacturing and tooling operations which, both in aerospace and automotive activities, have historically given the Company higher profit margins. In an effort to control costs and its attempt to restore profitability, the Company, among other things, has:

         . Terminated its operations at the Warwick plant, which were focused upon manufacturing and tooling operations;

         . Derived annualized cost savings of approximately $2 million per year as a result of the reduction of unprofitable operations (including Warwick) and other personnel and operating costs.

         However, despite these cost savings, the Company incurred a pre-tax loss of approximately $3.7 million compared to a Fiscal 97 loss of approximately $4.6 million, the Fiscal 98 loss being exacerbated by more than $1 million of charges emanating from labor and compensation costs to personnel previously involved in operations now closed.

         The Company's fixed cost base has been reduced to approximately $700,000 per month and the Company is reviewing additional options but believes that it must concentrate on increasing revenues rather than attempting to further reduce fixed costs, in order to maintain the Company's business operations and capacity intact.

         In the latter part of Fiscal 98, the Company also encountered a number of extraordinary and/or unexpected circumstances which adversely affected its operations. These were:

         (i) the sale of Rolls Royce Motors, which resulted in a deferral of a number of projected programs for which the Company had reserved capacity;

         (ii) the delay in the start of the EFA and Nimrod military aerospace programs due to European political considerations; and

         (iii) the Far East economic problems caused major delays and reductions in expected and on-going programs in which the Company was interested.

         Interest expense increased to $600,000 during Fiscal 98, reflecting the high level of bank and other debt incurred during the period. The strength of the U.S. Dollar has continued to adversely impact upon the Company's reported operations, since the majority of the Company's revenues are Sterling denominated.

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

SUMMARY OF OPERATIONS

         The Company's sales for Fiscal 97 were approximately $26 million and is comparable to Fiscal 96 sales of approximately $24.7 million; however, due to significant cost over-runs on two projects, due to development problems in the engineering of these technically advanced projects, an after-tax loss of $3.2 million has been incurred compared with an after tax profit of $1.5 million in the prior period.

         Subsequent to the Third Quarter, expectations with regard to the continuing work on the two contracts referred to above were not realized, this resulting in additional costs not previously foreseen. In accordance with our accounting policy, full provision for losses on these contracts has been made and no provisions for cost recoveries have been made, and in the event discussions result in a recovery, this will be reflected in the period realized.

         Provision for these cost overruns meant that margins deteriorated from Fiscal 96's 22% to 2% in Fiscal 96, but management is confident margins can be increased, with a goal of returning to Fiscal 96 margins during Fiscal '98.

         Overruns calculated on a full margin basis over the life of these two projects total approximately $4 million and, if the opportunity cost of the capacity utilized on these projects and, therefore, not available for other work is added, would total approximately $5 million, and is the main factor which has resulted in the reported $3.2 million trading loss.

         Despite the financial outcome of these two projects, management is confident that the technical and operational advances made during the execution of these projects has resulted in CAM establishing considerable goodwill and competitive edge in the highly specialized areas o niche vehicle development and aerospace composite tooling, which will hopefully lead to significant new opportunities in Fiscal 98; some such opportunities are already discussed with customers.

         Additional new facilities have also been established to enable low volume production work to be undertaken which is currently being utilized on a new recently announced vehicle conversion project.

         Recently a full review of the Company's UK operations has been carried out, resulting in a restructuring program being implemented in September 1997, which is estimated will realize labor fixed cost savings of approximately $2 million per annum. The subsequent reduced capacity levels will be replenished by the use of external outsourcing capacity as and when required to fill sales orders. This will focus operations into smaller yet more accountable defined business units, which planned to operate at overall higher profit margins, than the current consolidated operation.

         The three units will now focus on (1) Design and Engineering (including personnel placement) (2) Aerospace Tooling and Manufacturing and (3) Special Vehicle Build and Prototype Development.

         The acquisition of Ruecker was also completed in Fiscal 97, and is expected to add approximately $5 million revenues at gross margins of approximately 10% in Fiscal 98.

         Growth of over 90% in the personal segment has been encouraging and now totals $5.3 million as compared to $2.8 million in Fiscal 96. Due to reduced activity, Aerospace sales totaled $2.6 million compared to $3.6 million in Fiscal 96, but general growth in the U.S. aerospace market has resulted in significant further opportunities for CAM, which will hopefully result in increased revenues for Fiscal 1998.

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

Liquidity and Capital Resources

Fiscal 98:

The Group has been meeting its day to day working capital requirements through bank overdraft facilities which are repayable on demand. Continuation of the facilities at their present level is unlikely.

The directors have considered the future working capital requirements of the Group and have concluded that agreement will need to be reached with the Group's bankers regarding continuing facilities and an injection of additional funds will be required in the immediate future, if the Group is to continue to operate as a going concern. Preliminary discussions are currently taking place with a consortium of potential investors. No assurance can be given that either new investor funds or continuing bank facilities will materialise.

In the event that the Group is unable to secure appropriate funding, or is otherwise unable to trade, adjustments would have to be made to reduce the value of assets to their recoverable amount, to provide for any further liabilities that might arise and to reclassify fixed assets and long term liabilities as current assets and liabilities.

Fiscal 97:

         Liquidity within the Group deteriorated in the period, again due to the project losses incurred and as at May 31, 1997, net cash balances amounted to $194,909, although this is after capital and loan repayments of $0.5 million, share repurchases of $475,000 and Capital expenditure of $1. Million including project tooling finance of $600,000 (which is recoverable over the length of the project).

         The Group currently has bank lines totalling approximately $2 million in respect of working capital, and together with recovery of project losses, management considers that sufficient current working capital requirements are available to support projected operational activities. Management continues to exercise tight cost controls and to negotiate stage payments on all significant contracts to minimize working capital requirements.

         Net Bank and interest costs of $162,254 is a result of the use of bank facilities in the UK, compared to net interest income of $35,053 in Fiscal 96.

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

         Approximately 98% of the Company's revenues in Fiscal 98 was received in Pounds. To the extent that the Company's revenues will be generated in Pounds and, for purposes of its reporting its financial position, its operating results will be converted into US Dollars, a strengthening of the Pound in relation to the US Dollar will have the effect of increasing its reported revenues and profits, while a weakening of the Pound will have the opposite effect. Finally, since the Company generally sets its prices and bids for contracts in Pounds, a strengthening of the Pound, while increasing the value of its UK assets, might place the Company at a pricing disadvantage in bidding for work from manufacturers based overseas.

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

Year 2000 Compliance

      The Company has organized a special team of employees in its computer technology section to examine year 2000 considerations. The preliminary report of this group is that year 2000 issues will not be significant or material to the operations of the Company since substantially all of the computer software being utilized is upgradable to easily eliminate any timing issues and the cost of upgrads is covered by existing contracts with the respective software vendors. The computer hardware equipment is generally free of any year 2000 issues except for a server operating on Novell software, which is easily upgradable. Much of the Company's computer originated data relates to CAD and CAM technology which is not time sensitive and, accordingly, is not subject to year 2000 considerations. Moreover, the Company does not believe that any issues that customers or suppliers may encounter with their own year 2000 consideration will be relevant to the Company's operations or to its interaction with such persons or firms since, once again, the Company's basic computer information interchange relates to CAD and/or CAM material.

Common Market

        The effect on the Company of the European Common Market, and the unified European Currency which is presently anticipated to be effected among the German Republic, France and other European entities (but not the UK) cannot now be predicted. However, this is being reviewed by management on an ongoing basis.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements required by this Item are set forth at the pages indicated in Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The executive officers and directors of the Company are as follows:

NAME                        AGE          POSITIONS
John R. Davidson            47           Chairman of the Board of Directors,
                                         President,
                                         Chief Executive Officer and a director
Robert A. Righton           35           Chief Financial Officer, Secretary and
                                         a director
Peter D. Horbury            48           Director
Theodore Sall, Ph.D.        70           Director


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

ALAN G. GARNETT--is a Fellow of the Institute of Directors and a Non-Executive Director of CAM Designs UK. Following a career as a jet pilot in the Fleet Air Arm, Mr. Garnett spent several years as a business advisor to many European and American businesses. Since 1982 Mr. Garnett has been Chairman and Chief Executive of Tudor Webasto - the UK's largest OEM car sunroof supplier. Mr. Garnett is an Advisor to the DG Bank in London and for 4 years was Chairman of the Ultra Hydraulics Group - a position he was invited to fill at the request of the Venture Capital Investors. He is also currently a Director of the Morgan Motor Company Ltd.

PAUL GRINDLEY-- Mr. Grindley is General Manager of MGA Technology Ltd. ("MGAT"). Mr. Grindley holds a Bachelors Degree from Liverpool University. He joined MGAT in March 1998. Prior to this he was European Commercial Director of the U.S. publicly traded Kroll O'Gara company having previously been director of Sales and Marketing for Pilkington Aerospace Limited, the aerospace subsidiary of Pilkington PLC (the UK based Multi-National). Previous employers have also included Price Waterhouse Coopers. These roles have given Mr. Grindley experience in both the aerospace and automotive sectors, MGAT's prime target market sectors.

COLIN MASON--Mr. Mason, since 1992, has been acting as a Director and General Manager of the Company's MGAR subsidiary, engaged in personnel placement. Prior thereto, for approximately 5 years, Mr. Mason was employed by RDS (Automotive) Ltd., in connection with cost reduction efforts and design improvements and engineering matters relating to the Land Rover vehicle, as well as studies of concept and feasibility involving Jaguar Sport and other vehicles. Mr. Mason is a graduate of North Birmingham Polytechnic, in Birmingham England, with a degree in mechanical technology.

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

KEN NORTON--Mr. Norton is Engineering Manager for MGAD and the head of engineering for the Company and its subsidiaries, charged with the task of supervising and managing all engineering activities. He has been employed by the Company since May 1994 and, prior thereto, he was employed by other firms, including the Austin Rover Group as project manager, and as senior engineer for various automobile design and engineering entities.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         During the fiscal year ended May 31, 1998, based upon an examination of the public filings, all of the Company's officers and directors timely filed reports on Forms 3 and 4.

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

         The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1998, 1997, and 1996 for (i) John R. Davidson, who is and was the Chief Executive Officer at the end of those fiscal years and (ii) Robert Righton who is and was Chief Financial Officer at the end of those Fiscal years. No other executive officer of the Company received salary and bonus compensation which exceeded $100,000 in those fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation(1)

 Name and                                                                      Other Annual
Principal Position                                Year        Salary ($)       Compensation ($)
------------------                                ----        ----------       ----------------
John R. Davidson............................      1998        202,544           78,695(4)
  Chief Executive Officer                         1997        202,665           68,415(2)
                                                  1996        180,210           55,082(3)


Robert Righton..............................      1998         79,820(8)        26,606(7)
  Chief Financial Officer                         1997        114,187           26,278(5)
                                                  1996        110,138           23,805(6)

-----------------------------------------------------

(1) Calculated at an exchange rate of $1.65 per Pound for Fiscal 1998, $1.64 per Pound for Fiscal 97, and $1.52 per Pound for Fiscal 96.
(2) Of such amount, $34,451 was a pension contribution and $32,467 was for provision of a Company car.
(3) Of such amount, $31,986 was a pension contribution and $23,294 was for provision of a Company car.
(4) Of such amount, $34,462 was a pension contribution and $40,503 was for provision of a Company car.
(5) Of such amount, $11,419 was a pension contribution and $13,878 was for provision of a Company car.
(6) Of such amount, $11,499 was a pension contribution and $11,982 was for provision of a Company car.
(7) Of such amount, $7,983 was a pension contribution and $15,817 was for provision of a Company car.
(8) Represents pro-rata payment of annual salary due since parties have agreed that Mr. Righton may work on a less than full-time basis.

         Effective June 1, 1995, the two chief officers of the Company, Messrs. Davidson and Righton, entered into employment agreements with CAM UK, whereby each of them are employed by that entity and all parents and subsidiaries thereof. Accordingly, such persons will serve as executive officers and directors of the Company without added compensation therefor.

Until such date, they were employed by Holdings UK.

JOHN R. DAVIDSON--EMPLOYMENT AGREEMENT

         Effective June 1, 1998, Mr. Davidson is employed at an annual compensation rate of $202,544 per annum, plus a 17% pension contribution, car allowance and other items. The employment agreement has a base term of 5 years, following which it is automatically renewed for additional periods of one year each, unless either party transmits to the other party not less than three months written notice of termination or non-renewal as the case may be, prior to the end of the initial term or any renewal term thereof. Pursuant to the employment agreement, Mr. Davidson agrees to serve as Chief Executive Officer and President and Chairman of the Board of Directors of the Company, as Managing Director of CAM UK, and Chief Executive Officer of CAM UK and such subsidiaries as the board of directors of CAM UK may, from time to time, designate. He is required to devote his full business time during normal business hours to the affairs of the Company and to use his best efforts to promote the interests of the Company, CAM UK, and of all affiliated companies. His prime activities are to be carried out within the United Kingdom and, to the extent he is required to travel outside the United Kingdom, he shall do so, and be reimbursed his reasonable travel expenses and be paid in the currency of the country in which is required to perform such services.

ROBERT A. RIGHTON--EMPLOYMENT AGREEMENT

         The terms of Mr. Righton's employment agreement with CAM UK are substantially similar to those in the employment agreement between CAM UK and Mr. Davidson noted above, with the following exceptions:

         (a) Mr. Righton's base compensation is $114,000 per annum plus a pension contribution of 10%, and a car allowance and other benefits.

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

                             1995 STOCK OPTION PLAN

         Under the Company's 1995 Stock Option Plan (the "Plan"), officers, directors and other key employees and independent contractors who perform services on behalf of the Company may be granted either nonqualified stock options or incentive stock options for the purchase of up to 500,000 shares of the Company's Class A Common Stock. Options to purchase 417,500 shares are outstanding. The Plan also provides for the issuance of stock appreciation rights in connection with the granting of stock options. Option prices may not be less than 100% of the fair market value of the Class A Common Stock on the date of grant and unexercised options expire not more than ten years from date of grant. The Plan is administered by a Stock Option Committee ("Committee") of the Board of Directors. Stock options are granted to management and others based upon a variety of criteria including the position held by such executive, employee or other person, the responsibilities with which such person is charged, the person's length of service with the Company, and the necessity and desirability to the Company of rendering an incentive to such person to continue his relationship with the Company and to enthusiastically foster the Company's best interests. Subject to the guidelines of the Plan, the Committee determines to whom options will be granted, the type of options to be granted, the number of shares, the option price per share, and the time when the options may be exercised.

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

         There were no stock option grants to the named executive officers during Fiscal 98, and since June 1, 1998, respectively.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table of stock ownership and notes thereto relate as of September 1, 1998 to the Class A Common Stock of the Company by (i) each person known to be the beneficial owner of more than 5% of such voting security, (ii) each director, (iii) each named executive officer and (iv) all executive officers and directors as a group. The percentages have been calculated by taking into account all shares of Class A Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the shares owned.

                                                     Amount and
                                                     Nature of
Name and Address                                     Beneficial                                        Percent
of Beneficial Owner                                  Ownership(1)(2)                                   of Class
-------------------                                 ---------------                                    --------
John R. Davidson(3)                                    478,822(4)                                        16.7%

Robert A. Righton(3)                                   129,363(4)                                         4.7%

Peter D. Horbury(3)                                      5,000(4)                                          *

Theodore Sall, Ph.D.(3)                                  5,000(4)                                          *

All directors and executive officers
  as a group (4 Persons)                               618,185(4)                                        20.9%

---------------------------------------------------

(1) Based on a total of 2,287,000 shares of Class A Common Stock issued and outstanding and options under the Company's stock option plan to acquire 290,000 shares held by officers and directors.

(2)  All such ownership is direct unless otherwise stated.

(3) Address is c/o the Company, Birmingham Road, Allesley, Coventry CV59QE, United Kingdom.

(4) Includes presently exercisable stock options held by officers and directors covering 290,000 shares, out of which options to acquire 205,000 shares and 75,000 shares, respectively, are held by Messrs. Davidson and Righton, and options to acquire 5,000 shares are held by each of Messrs. Horbury and Sall.

*    Less than 1%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          N/A

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report:

1.  Financial Statements:

    Independent Auditors' Report

    Consolidated Financial Statements of CAM Designs Inc. and subsidiaries

    Independent Auditors' Report
    Consolidated Balance Sheets--years ended May 31, 1998 and 1997 Consolidated Statements of Income--Years ended May 31, 1998 and 1997 Consolidated Statements of Stockholders' Equity--Years ended May 31, 1998 and 1997 Consolidated Statements of Cash Flows--Years ended May 31, 1998 and 1997 Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

    Financial Statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

3.  Exhibits and Index:

    The following were filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-92456) and are hereby incorporated by reference herein:

Exhibit
 No.             Description
 ---             -----------

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

(b)      Reports on Form 8-K:

         The only reports on Form 8-K filed during the quarter ended May 31, 1998 were an 8-K and 8-K/A dated as of April 13, 1998.

                                                CAM Designs Inc and subsidiaries
                                               Consolidated financial statements
                 May 31, 1998 and 1997 with Independent Auditors' report thereon

Directors' report and financial statements

Contents

Independent Auditors' Report                                                  2

Consolidated statements of income                                             3

Consolidated balance sheets                                                   4

Consolidated statements of cash flows                                         6

Consolidated statements of stockholders' equity                               6

Notes to the consolidated financial statements                                6

                                                CAM Designs Inc and subsidiaries
                                               Consolidated financial statements
                 May 31, 1998 and 1997 with Independent Auditors' report thereon


Independent Auditors' Report


The Board of Directors and Stockholders of CAM Designs Inc

We have audited the accompanying consolidated balance sheets of CAM Designs Inc and subsidiaries as of May 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAM Designs Inc and subsidiaries at May 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Group has suffered recurring losses from operations and that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






/s/ KPMG

KPMG                                                           14 September 1998
Chartered Accountants
Registered Auditors
Birmingham
England

                                                CAM Designs Inc and subsidiaries
                                               Consolidated financial statements
                 May 31, 1998 and 1997 with Independent Auditors' report thereon


Consolidated statements of income
Years ended May 31, 1998 and 1997


                                                        1998             1997

Net sales                                           $25,127,804     $25,952,371
Cost of goods sold                                  (22,636,747)    (26,119,469)
                                                         ------          -----
Gross profit/(loss)                                   2,491,057        (167,098)

Selling, general and administrative expenses         (5,619,248)     (4,298,533)
                                                         ------          -----
                                                     (3,128,191)     (4,465,631)
                                                         ------          -----
Other income/(deduction):
Investment income                                        23,191          80,321
Interest expense                                       (614,735)       (247,575)
                                                         ------          -----
                                                       (591,544)       (167,254)
                                                         ------          -----
Loss before income taxes                             (3,719,735)     (4,632,885)

Income taxes (note 8)                                    (2,783)      1,420,000
                                                         ------          -----
Net loss                                            $(3,722,518)    $(3,212,885)
                                                         ======          =====

Basic and diluted net loss per ordinary share             (1.63)          (1.47)
                                                         ======          =====
Weighted average number of ordinary shares
  outstanding used in computing basic
  and diluted net loss per share                      2,285,181       2,183,356
                                                         ======          =====

See accompanying notes to consolidated financial statements.

                                                CAM Designs Inc and subsidiaries
                                               Consolidated financial statements
                 May 31, 1998 and 1997 with Independent Auditors' report thereon


Consolidated balance sheets
May 31, 1998 and 1997


                                                         1998             1997
Assets
Current assets:
Cash and cash equivalents (note 1)                       $3,065        $545,515
Contract billings receivable, less allowance for
  doubtful accounts of $176,040
  (1997: $48,196)                                     2,626,267       4,289,450
Inventories (note 6)                                    704,918         562,401
Pre-paid expenses                                       171,304         361,408
Other receivables                                        42,993          28,503
Income taxes receivable                                  31,000         346,448
                                                         ------          -----
Total current assets                                  3,579,547       6,133,725
                                                         ------          -----

Investment                                                1,708           1,721
Property, plant and machinery (note 13):
  Freehold property                                     326,465         328,218
  Leasehold property                                    535,945         538,822
  Plant and machinery                                10,558,872       9,392,186
Less accumulated depreciation and amortisation       (6,482,240)     (5,881,455)
                                                         ------          -----
Net property, plant and machinery                     4,939,042       4,377,771
                                                         ------          -----
Goodwill, less accumulated amortisation                  46,555          74,488
Deferred tax asset (note 8)                              65,498         205,501
                                                         ------          -----
Total                                                $8,632,350     $10,793,206
                                                         ======          =====


See accompanying notes to consolidated financial statements.

                                                CAM Designs Inc and subsidiaries
                                               Consolidated financial statements
                 May 31, 1998 and 1997 with Independent Auditors' report thereon


Consolidated balance sheets
May 31, 1998 and 1997
(continued)

                                                                                         1998             1997
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft                                                                        $1,846,708         $350,606
Current instalments of obligations under bank loan (note 10)                              19,361           19,465
Current instalments of obligations under capital leases (note 7)                         845,209          648,353
Current instalment of obligations under loan                                             199,988          147,656
Billings in excess of costs and estimated earnings on uncompleted contracts
     (note 6)                                                                                  -          510,072
Trade accounts payable                                                                 1,710,078        3,229,899
Accrued expenses                                                                       3,109,355        3,007,975
Promissory notes (note 1)                                                                      -          214,000
                                                                                          ------           ------
Total current liabilities                                                              7,730,699        8,128,026

Obligation under bank loan excluding current instalments (note 10)                       213,603          228,981
Obligation under capital leases excluding current instalments (note 7)                   364,135          468,833
                                                                                          ------           ------
Total liabilities                                                                      8,308,437        8,825,840
                                                                                          ======           ======

Stockholders' equity
Class "A" common stock, $0.001 par value
  Authorised 9,000,000: Issued 2,642,859 shares in 1998 and 2,250,000 shares in
  1997                                                                                     2,643            2,250
Class "A" Convertible Preferred Stock $0.001 par value
Authorised 1,000,000 issued 800 shares in 1998                                                 1                -
Additional paid-in capital                                                             6,242,375        4,229,765

Currency translation adjustment                                                          237,283          171,222
Accumulated deficit                                                                   (5,683,389)      (1,960,871)
  Treasury stock: 75,000 common shares at cost                                          (475,000)        (475,000)
                                                                                          ------           ------
Total stockholders' equity                                                               323,913        1,967,366
                                                                                          ======           ======

Total                                                                                 $8,632,350      $10,793,206
                                                                                          ======           ======



See accompanying notes to consolidated financial statements.

                                                CAM Designs Inc and subsidiaries
                                               Consolidated financial statements
                 May 31, 1998 and 1997 with Independent Auditors' report thereon

Consolidated statements of cash flows
Years ended May 31, 1998 and 1997

                                                          1998           1997

Net cash used in operating activities (note 11)       $(2,717,998)   $(2,212,879)
                                                          -------        -------
Cash flows from investing activities
Capital expenditure                                    (1,122,884)    (1,517,144)
Purchase of subsidiary (net of cash acquired)                   -        185,450
Investment                                                      -            (80)
                                                          -------        -------
Net cash used in investing activities                  (1,122,884)    (1,331,774)
                                                          -------        -------
Cash flows from financing activities
Repayment of borrowings                                   (14,407)       (30,031)
Principal payments under capital lease obligations        (79,517)      (422,376)
Proceeds from issuance of ordinary stock                1,213,004              -
Proceeds from issuance of preference shares               800,000              -
Receipt of loan                                            54,065        144,296
Payments to redeem stock                                        -       (475,000)
Dividends paid                                                  -        (89,234)
Bank overdraft                                          1,523,890        342,850
Repayment of promissory note                             (214,000)             -
                                                          -------        -------
Net cash provided/(used in) by financing activities     3,283,035       (529,495)
                                                          -------        -------
Net decrease in cash and cash equivalents                (557,847)    (4,074,148)
Cash and cash equivalents at beginning of year            545,515      4,432,278
Exchange gain                                              15,397        187,384
                                                          -------        -------
Cash and cash equivalents at end of year                   $3,065       $545,515
                                                          =======        =======


See accompanying notes to consolidated financial statements.

Interest paid for the years ended May 31, 1998 and May 31, 1997 was $556,916 and $247,575 respectively. The group received income tax of $486,000 during the year to May 31, 1998 and paid income tax of $520,530 during the year to May 31, 1997 respectively.

Consolidated statements of stockholders' equity years ended May 31, 1998 and 1997


                        Common  Convertible   Additional     Currency     Accumulated       Treasury        Total
                         stock  preferred        paid-in  translation         deficit          stock  stockholders'
                                     stock       capital   adjustment                                      equity
                                         $

Balance at May 31,
1996                    $2,250           -    $4,229,765    $(90,439)      $1,341,248              -   $5,482,824
Net loss                     -           -             -            -     (3,212,885)              -  (3,212,885)
Dividends declared           -           -             -            -        (89,234)              -     (89,234)
Acquisition of
  75,000 common
  shares                     -           -             -            -               -      (475,000)    (475,000)
Exchange difference          -           -             -      261,661               -              -      261,661
                        ------      ------    ----------     --------    ------------     ----------   ----------
Balance at May 31,      $2,250           -    $4,229,765     $171,222    $(1,960,871)     ($475,000)   $1,967,366
1997                    ------      ------    ----------     --------    ------------     ----------   ----------

Net loss                     -           -             -            -    $(3,722,518)              -  $(3,722,518)
Issue of share             393           1     2,012,610            -               -              -    2,013,004
capital
Exchange difference          -           -             -       66,061               -              -       66,061
                        ------      ------    ----------     --------    ------------     ----------     --------
Balance at May 31,      $2,643          $1    $6,242,375     $237,283    $(5,683,389)     $(475,000)     $323,913
1998                    ======      ======    ==========     ========    ============     ==========     ========


See accompanying notes to consolidated financial statements.

         Notes to the consolidated financial statements
         (forming part of the consolidated financial statements)


1        Summary of significant accounting policies

(a)      Basis of presentation

         For the year to 31 May 1998, the group's cashflow was insufficient to cover its working capital requirements. The principal reason for the net cash outflow was the runout of the significant loss making contracts, which had commenced in prior financial years, costs incurred in respect of the closure of the sheet metal division, including the termination of a lease on the premises at Warwick and redundancy costs for a number of employees previously employed at this division, and, the generally poor market conditions in the United Kingdom. Whilst the volume of business has been similar to last year, the margin of the contracts has been significantly lower than previously experienced. This in turn has resulted in a contribution, which as shown from the results for the year, was not sufficient to cover the reduced level of fixed costs of the business. As a result of the working capital deficit, the continuing losses and insufficient cashflow, the ability of the group to continue as a going concern is in doubt.

         The financial statements are prepared on a going concern basis which the directors believe to be appropriate for the following reasons:

         The group has been meeting its day to day working capital requirements through bank overdraft facilities which are repayable on demand. Continuation of the facilities at their present level is unlikely.

         The directors have considered the future working capital requirements of the Group and have concluded that agreement will need to be reached with the Group's bankers regarding continuing facilities and an injection of additional funds will be required in the immediate future, if the Group is to continue to operate as a going concern. Preliminary discussions are currently taking place with a consortium of potential investors. No assurance can be given that either new investor funds or continuing bank facilties will materialise.

         In the event that the Group is unable to secure appropriate funding, or is otherwise unable to trade, adjustments would have to be made to reduce the value of assets to their recoverable amount, to provide for any further liabilities that might arise and to reclassify fixed assets and long term liabilities as current assets and liabilities.

 (b)     Description of business

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

                                                CAM Designs Inc and subsidiaries
                                               Consolidated financial statements
                 May 31, 1998 and 1997 with Independent Auditors' report thereon

         Notes (continued)



1        Summary of significant accounting policies (continued)

         CAM Designs Limited (formerly MGA Holdings Limited) and its subsidiaries operates three sites in the United Kingdom engaged in the provision of vehicle design and engineering services to the automotive and aerospace industries. During recent years, a significant proportion of sales has been to customers in the automotive sector. The Company's raw materials are readily available and the Company is not dependent on a single supplier.

(c)      Basis of consolidation

         The consolidated financial statements include the financial statements of CAM Designs Inc and its nine wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

 (d)     Foreign currency translation

         All assets and liabilities of operations outside the United States are translated into US dollars at period end exchange rates and income and expenses are translated at average rates for the period. Gains and losses resulting from translation are included in the foreign currency translation adjustment component of stockholders equity.

(e)      Revenue recognition

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

(f)      Inventories

         Raw material and work in progress on contracts are valued at the lower of cost or market value. Work in progress includes attributable labour and overheads.

(g)      Property, plant and machinery

         Property, plant and machinery are stated at cost. Plant and machinery held under capital leases is stated at the equivalent of the present value of minimum lease payments.

         Depreciation on property, plant and machinery is calculated on the straight line method over the estimated useful lives of the assets. Plant and machinery held under capital leases and leasehold property are amortised straight line over the shorter of the lease term or estimated useful life of the asset.

(h)      Goodwill

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

(i)      Income taxes

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

                                              Cam Designs Inc and subsidiaries
                                             Consolidated financial statements
               May 31, 1998 and 1997 with Independent Auditors' report thereon

         Notes (continued)

1        Summary of significant accounting policies (continued)

(j)      Pension

         The group has a defined contribution pension scheme. Total group contributions to the scheme during the year ended May 31, 1998 were $330,333 (1997: $512.877).

(k)      Cash and cash equivalents

         All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

(l)      Loss per share

         Loss per share is based on the weighted average shares of common stock and common equivalent shares (options and warrants) outstanding during the period.

         The number of shares used in the earnings per share computations are as follows:


                                                                                            1998             1997
         Weighted average shares of common stock outstanding during the year           2,285,181        2,183,356
                                                                                       =========        ==========

         The company has adopted the provisions of SFAS No 128 "Earnings per Share" for the financial year ended 31 May 1998. As at 31 May 1998 the company has outstanding options and warrants of 417,500 and 1,395,500 respectively, which have not been included in the loss per share computation.

(m)      Use of estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(n)      Impact of new accounting standards adopted

         SFAS No 130 "Reporting Comprehensive Income" was issued in June 1997 and is effective for fiscal years beginning after 15 December 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. It requires that all items that are required to be recognised under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company is currently reviewing the likely impact on the classification of items included in stockholders' equity.

         SFAS No 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for fiscal years beginning after December 15 1997. In the initial year of application comparative information for earlier years is to be restated. It requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is currently reviewing the likely impact on the level of disclosure currently provided in its financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement No 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No 133"). SFAS No 133 establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company for the three months ending 31 August 2000. The company currently has no derivative instruments or hedging activities.

                                              Cam Designs Inc and subsidiaries
                                             Consolidated financial statements
               May 31, 1998 and 1997 with Independent Auditors' report thereon

         Notes (continued)

1        Summary of significant accounting policies (continued)

         During January 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 becomes effective for all fiscal years beginning after December 15 1998. The Company does not expect the adoption of SOP 98-1 to have a material impact on Company's financial statements.

         The AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") in April 1998 and is effective for fiscal periods beginning after December 15 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organisation costs. It requires cost of start-up activities and organisation costs to be expensed as incurred. The Company is evaluating the effect of the pronouncement, however does not expect the statement to have a material effect on the Financial Statements.

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


         Cash                                                                                                      $347,031
         Plant and equipment                                                                                          5,225
         Goodwill                                                                                                    83,799
         Net current liabilities                                                                                    (74,474)
         Long term loan                                                                                            (200,000)
                                                                                                                   ---------
                                                                                                                   $161,581
                                                                                                                   =========

         An unaudited pro-forma statement of net revenue, net income and
         (loss)/earnings per share for the two years to 31 May 1997 reflecting the acquisition at the beginning of each of those years is set out below:


                                                                                                1997                1996
         Net revenue                                                                        $33,333,385         $31,432,021
                                                                                            -----------         -----------
                                                                                            -----------         -----------

         Net (loss)/income                                                                 $(3,383,965)          $1,258,454
                                                                                            -----------         -----------
                                                                                            -----------         -----------

         (Loss)/earnings per share                                                              $(1.30)               $0.49
                                                                                            -----------         -----------
                                                                                            -----------         -----------

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

3        Related parties

         A non-executive director, William Camplissan has supplied consultancy services to the group during the year ended May 31, 1998 of $Nil (1997: $36,456)..

                                              Cam Designs Inc and subsidiaries
                                             Consolidated financial statements
               May 31, 1998 and 1997 with Independent Auditors' report thereon

         Notes (continued)

4        Concentration of credit risk and major customer information

         A significant portion of the group's net sales, 67% in 1998 and (70% in 1997) has been derived from customers serving the automotive industry, the largest customer being 17.5% (1997: 29.7%) of net sales in 1998.

         The group performs ongoing credit evaluations of its customers and generally does not require collateral. The group maintains reserves for potential credit losses and such losses have been within management's expectations.

         Major customer information

         The Company had four major customers in automotive and aerospace industries accounting for approximately 49 per cent of Company revenue. In 1998, the major customers accounted for 17.5 per cent,
         11.2 per cent, 10.5 per cent and 10 per cent of Company revenue respectively. No other customer accounted for 10 percent or more of Company revenue in 1998.

         In 1997 the Company had two major customers in automotive and aerospace industries accounting for approximately 43 percent of Company revenue. In 1997, the major customers accounted for 29.7 percent and 12.8 percent of Company revenue respectively. No other customer accounted for 10 percent or more of Company revenue in 1997.

         As shown by the results set out on page 3, the Company suffered a substantial trading loss in 1997. This loss was due principally to two long term contracts, which accounted for approximately 40% of the revenue. Substantial cost overruns have been borne by CAM on the two contracts for which full recovery from the customers was not received. In addition to the actual loss recorded on these contracts, a large percentage of the capacity available was dedicated to these contracts, thus restricting the company's ability to perform other work.

                                              Cam Designs Inc and subsidiaries
                                             Consolidated financial statements
               May 31, 1998 and 1997 with Independent Auditors' report thereon

         Notes (continued)

5        Industry segment information

         Principal financial data by industry segment is as follows:

                                                                                                  1998             1997
         Net sales

         Automotive industry                                                                   16,767,064       18,041,602
         Aerospace industry                                                                     2,426,040        2,588,356
         Placement of personnel                                                                 5,934,700        5,322,413
                                                                                              -----------      -----------
         Total revenues                                                                       $25,127,804      $25,952,371
                                                                                              ===========      ===========
         Operating (loss)/profit

         Automotive industry                                                                   (2,903,229)      (4,464,666)
         Aerospace industry                                                                      (400,775)        (640,528)
         Placement of personnel                                                                   175,813          639,563
                                                                                              -----------      -----------
         Operating loss                                                                        (3,128,191)      (4,465,631)
         Corporate expense                                                                       (591,544)        (167,254)
                                                                                              -----------      -----------
         Loss before tax                                                                      $(3,719,735)     $(4,632,885)
                                                                                              ============     ===========
         Identifiable assets at May 31

         Automotive industry                                                                    5,760,123        7,503,234
         Aerospace industry                                                                       833,436        1,076,458
         Placement of personnel                                                                 2,038,791        2,213,514
                                                                                              -----------      -----------

         Consolidated assets                                                                   $8,632,350      $10,793,206
                                                                                               ==========      ===========

         The analysis of turnover by geographical area is as follows:

         By geographical area:

          United Kingdom                                                                       22,698,028       23,387,152
          Rest of Europe                                                                          841,699          780,525
          United States of America                                                              1,036,558          798,883
          Far East and Australia                                                                  551,519          985,811
                                                                                             -----------      -----------

                                                                                              $25,127,804      $25,952,371
                                                                                              ===========      ===========

                                              Cam Designs Inc and subsidiaries
                                             Consolidated financial statements
               May 31, 1998 and 1997 with Independent Auditors' report thereon

         Notes (continued)

6        Inventories
         Inventories consist of the following:


                                                                                                  1998             1997
         Cost and estimated earnings in excess of billings on uncompleted contracts (see          539,517          425,134
         below)
         Raw materials and consumables                                                            165,401          137,267
                                                                                                  -------          -------

                                                                                                 $704,918         $562,401
                                                                                                 ========         ========

         Uncompleted contracts comprise:

         Costs incurred on uncompleted contracts                                                2,287,373       23,184,206
         Estimated earnings                                                                       346,896        1,891,040
                                                                                                  -------       ----------

                                                                                                2,634,269       25,075,246

         Less: billings to date                                                                (2,094,752)     (25,360,184)
                                                                                               -----------     -----------

                                                                                                 $539,517        $(284,938)
                                                                                                 ========        =========

         Included in accompanying balance sheets under the following captions:

         Costs and estimated earnings in excess of billings on uncompleted contracts
         (included in inventories)                                                                539,517          425,134
         Billings in excess of costs and estimated earnings on uncompleted contracts                    -         (510,072)
         Provision for contract losses included in accrued expenses                                     -         (200,000)
                                                                                                 --------        ---------
                                                                                                 $539,517        $(284,938)
                                                                                                 ========        =========

7        Leases

         The group is obligated under various capital leases for certain plant and machinery that expire at various dates during the next five years. At 31 May, 1998, the gross amount of plant and machinery and related accumulated amortisation recorded under capital leases were as follows:

                                                                                                                   1998

         Plant and machinery                                                                                     2,474,739
         Less: Accumulated amortisation                                                                           (684,960)
                                                                                                                 ---------
                                                                                                                 1,789,779
                                                                                                                 =========

         Amortisation of assets held under capital leases is included with depreciation expenses.

                                              Cam Designs Inc and subsidiaries
                                             Consolidated financial statements
               May 31, 1998 and 1997 with Independent Auditors' report thereon

         Notes (continued)

7        Leases (continued)

         Future minimum lease payments under capital leases as of May 31, 1998 are:


                                                                                                                    1998

         Year ending May 31

          1999                                                                                                    845,209
          2000                                                                                                    364,135
          ----                                                                                                    -------

          Total minimum lease payments                                                                          1,209,344

          Less: Current instalments of obligations under capital leases                                          (845,209)
                                                                                                                 --------

          Obligations under capital leases excluding current instalments                                         $364,135
                                                                                                                 ========

         The Company also has several non-cancellable operating leases that expire over the next one to sixteen years. These leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. The Company leases its main facilities in Coventry, United Kingdom under non-cancellable operating leases which expire at various dates through to 2015. The Company also leases items of plant and machinery under non-cancellable operating leases which expire at various dates through to 1998. Rental expense for operating leases during the years ended May 31, 1998 were $419,528 (1997: $462,317).

         Future minimum lease payments under non-cancellable operating leases at May 31, 1998 are:


                                                                                                                  Buildings

         Year ending May 31

          1999                                                                                                     340,067
          2000                                                                                                     291,167
          2001                                                                                                     291,167
          2002                                                                                                     291,167
         Later years through to 2015                                                                             2,466,542
                                                                                                                 ---------

         Total minimum lease payments                                                                           $3,680,110
                                                                                                                ==========

8        Income taxes

         Income tax income/(expense) attributable to income consists of:


                                                                                Current         Deferred            Total
                                                                                      $                $                $
         Year ended May 31, 1998                                                 137,220         (140,003)          (2,783)
         Year ended May 31, 1997                                               1,202,682          217,318        1,420,000
                                                                               =========          =======        =========

                                              Cam Designs Inc and subsidiaries
                                             Consolidated financial statements
               May 31, 1998 and 1997 with Independent Auditors' report thereon

         Notes (continued)

8        Income taxes (continued)

         Income tax expense/(income) attributable to loss was $(2,783) and $1,420,000 for the years ended May 31, 1998 and 1997 respectively and differed from the amounts computed by applying the statutory United Kingdom rate of 31% to pre-tax (loss)/income as a result of the following:


                                                                                                     1998             1997
                                                                                                        $                $
         Corporate tax at United Kingdom statutory rate                                         1,174,926        1,513,563
         Non-deductible expenses                                                                  (46,500)         (56,771)
         Non-deductible expenses in respect of prior years                                              -          (36,792)
         Taxable losses not recorded                                                           (1,131,209)               -
                                                                                               ----------        ---------

                                                                                                   (2,783)       1,420,000
                                                                                                   ======        =========
         Provision for income taxes

         Effective rate                                                                                 0%            30.7%
                                                                                                   ======        =========


         The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset at May 31, 1998 and 1997 are presented below:


                                                                                                   1998             1997
                                                                                                      $                $
         Deferred tax assets relating to:

         Short term timing differences                                                                -          170,184
         Taxable losses available net of liabilities for future profits                       1,196,707           35,317
         Valuation allowance                                                                 (1,131,209)               -
                                                                                             ----------          -------

                                                                                                 65,498          205,501
                                                                                                 ======          =======


9        Bank overdraft

         The group has an overdraft facility available from the National Westminster Bank of (pound)1,050,000. The overdraft facilities are subject to daily review by the bank and are granted on terms that they may be at any time and without prior notice be withdrawn on advice by the Bank. Outstanding sums are repayable on demand. Interest will be charged at a rate equal to the Bank's base rate plus 2.5% per annum.

         The facilities are secured by:

         (1)      a composite guarantee between certain group companies;

         (2) legal mortgage debenture from certain group companies incorporating fixed and floating charges over the assets;

         In addition, the group has an overdraft facility available from DG Bank Deutsche Genossenschaftsbank of (pound)250,000 and a further $250,000 credit line with Michigan National Bank. The terms and conditions are similar to those noted in respect of the overdraft facility available from the National Westminster Bank, however, interest will be charged at a rate equal to the Bank's base rate plus 2% per annum..

         The facility with DG Bank Deutsche Genossenschaftsbank is secured by a composite guarantee between certain group companies.

                                              Cam Designs Inc and subsidiaries
                                             Consolidated financial statements
               May 31, 1998 and 1997 with Independent Auditors' report thereon

         Notes (continued)

10       Long term debt


         Long term debt consisted of the following:

                                                                                                    1998             1997
         Loan (secured)                                                                           232,964          248,446
         Less: Current instalment                                                                 (19,361)         (19,465)
                                                                                                  -------          -------

                                                                                                 $213,603         $228,981
                                                                                                 ========         ========

         The bank loan is secured on the freehold property with a net book value of $326,465 at May 31 1998 (1997: $328,218).

         Interest is payable on this loan at a rate of 2 1/2% above the UK base bank lending rate.

         The loan is repayable by annual instalment through to the year 2015.

11       Reconciliation of net loss to net cash used in operating activities

         The reconciliation of net loss to net cash used in operating activities for the years ended May 31, 1998 and 1997 is as follows:


                                                                                                  1998            1997

         Net loss                                                                             $(3,722,518)     $(3,212,885)
         Adjustments to reconcile net income to net
          cash provided by operating activities:
         Depreciation                                                                             666,864          861,549
         Changes in current assets and liabilities
         Allowance for doubtful debts                                                             130,381           39,117
         Trade accounts receivable                                                              1,538,037        1,013,957
         Inventories                                                                             (148,109)        (172,466)
         Pre-paid expenses                                                                        190,841          (58,646)
         Other receivables                                                                        (14,676)         236,427
         Tax recoverable                                                                          371,287         (361,161)
         Billings in excess of cost                                                              (516,375)         116,523
         Trade accounts payable                                                                (1,526,926)         378,268
         Accrued expenses                                                                         162,730          476,000
         Income taxes payable                                                                           -       (1,314,084)
         Deferred income taxes                                                                    150,466         (215,478)
                                                                                              -----------      -----------
                                                                                              $(2,717,998)     $(2,212,879)
                                                                                              ===========      ===========

12       Non-cash financing and investing activities

         Capital lease obligations of $176,252 were incurred in 1998 (1997:
         $225,590) when the Company entered into leases for new machinery and equipment.

                                              Cam Designs Inc and subsidiaries
                                             Consolidated financial statements
               May 31, 1998 and 1997 with Independent Auditors' report thereon

         Notes (continued)


13       Fixed assets

                                                     Freehold         Leasehold        Plant and            Total
                                                     property          property        machinery
                                                            $                 $                $                $
Cost

At beginning of year                                  328,218           538,822        9,392,186       10,259,226
Additions                                                   -                 -        1,254,486        1,254,486
Disposals                                                   -                 -          (37,853)         (37,853)
Exchange adjustment                                    (1,753)           (2,877)         (49,947)         (54,577)
                                                       ------            ------          -------          -------

At end of year                                        326,465           535,945       10,558,872       11,421,282
                                                      =======           =======       ==========       ==========

Depreciation

At beginning of year                                        -           374,641        5,506,814        5,881,455
Charge in year                                              -            34,230          632,634          666,864
Disposals                                                   -                 -          (35,034)         (35,034)
Exchange adjustment                                         -            (2,000)         (29,045)         (31,045)
                                                       ------            ------          -------          -------
At end of year                                              -           406,871        6,075,369        6,482,240
                                                      =======           =======       ==========       ==========

Net book value
At May 31, 1998                                       326,465           129,074        4,483,503        4,939,042
                                                      =======           =======       ==========       ==========
At May 31, 1997                                       328,218           164,181        3,885,372        4,377,771
                                                      =======           =======       ==========       ==========


Depreciation for the year ended May 31, 1998 was $666,864 (1997: $881,010).

14       Goodwill


                                                                                                                 $
Cost
At beginning and end of year                                                                                83,799
                                                                                                            ======
Amortisation
At beginning of year                                                                                         9,311
Additions                                                                                                   27,933
                                                                                                            ------

End of year                                                                                                 37,244
                                                                                                            ------

Net book value                                                                                              46,555
                                                                                                            ======

                                              Cam Designs Inc and subsidiaries
                                             Consolidated financial statements
               May 31, 1998 and 1997 with Independent Auditors' report thereon

         Notes (continued)

15       Stock

         The Company has two categories of authorised stock as follows:

                                                                                                  Authorised
                                                                                            1998             1997
Class `A' Common stock                                                                 9,000,000        9,000,000
Preferred stock                                                                        1,000,000        1,000,000

         Class 'A' common stock was subject to any express rights of Preferred Stock. There are no express rights set out in the constitution, but authority is given to the Board of Directors to issue Preferred Stock on such rights as they deem fit. No preferred stock has been issued.

         Class 'A' shareholders are entitled to a preference dividend of $0.05 per share per annum.

         During the year, the Company issued 392,859 Class `A' common stock for a net consideration of $1,213,004. The consideration is shown net of expenses of $298,000.

         During the year, the Company issued 800 shares of the Company's Series A Convertible Preferred Stock, par value $0.001 per share, for a total consideration of $800,000.

         Each share of the Series A Convertible Preferred Stock is convertible into shares of Common Stock based on the following formula:

         The issue price of $1,000 of each Preferred Stock (as such value is increased by an annual premium of 7%) is divided by the then current conversion price of the Series A Common Stock. The current conversion price is determined, generally, by reference to 80 per cent of the average of the two lowest sales prices of the Common Stock during the thirty consecutive trading days immediately preceding the date of determination. Based on a conversion price of $2.75 per share, the 800 shares issued of Convertible Preferred Stock would be convertible into approximately 704,000 shares of Common Stock at maturity.

         In addition, an additional 250,000 shares of Common Stock are issuable under the terms of the Certificate of Description in the event of certain failures of the Company to comply with various provisions. The Company has reserved 954,000 shares of Common Stock following the issuance of the 800 shares of Convertible Preferred Stock.

         No dividends are payable on the Series A Preferred Stock, and the holders of the Series A Preferred Stock shall have no voting rights.

         All shares of the Series A Preferred Stock shall rank prior to the Common Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

         On July 8, 1996 the Company purchased 50,000 of its issued share capital for a total consideration of $325,000 and on July 16, 1996 the Company purchased a further 25,000 of its issued share capital for a total consideration of $150,000. These shares remain uncancelled.

                                              Cam Designs Inc and subsidiaries
                                             Consolidated financial statements
               May 31, 1998 and 1997 with Independent Auditors' report thereon

         Notes (continued)

15       Stock (continued)

         The company has the following warrants all of which are hold over the Common Shares of the Company, outstanding as at May 31 1998:

         Number of warrants              Price at which warrants are exercisable

               500,000                         $3.50
               150,000                         $4.00
               100,000                         $6.00
               587,500                         $8.00
                56,000                         110% of market price
             ---------
             1,393,500
             ========

         All of the above warrants are exercisable from their immediate date of issue for an indefinite period.

16       Fixed stock option plan

         As at May 31, 1998 there are options outstanding to officers, directors, and employees covering 418,000 shares of Class A stock issued under the Company's 1995 Stock Option Plan. Option prices may not be less than 100% of the fair market value of the Common Stock on the date of grant. 30,000 options have an exercise price of $4, 320,000 options have an exercise price of $5.00, 10,000 options have an exercise price of $7.00, 7,500 options have an exercise price of $7.50 and 50,000 options have an exercise price of $9.50.

         A summary of the status of the Company' s fixed stock option plan as of 31 May 1998 and 31 May 1997 and changes during the years ended on those dates is presented below:

                                                          1998              1998             1997             1997
                                                        Shares        Weighted             Shares        Weighted
                                                                       average                            average
                                                                exercise price                     exercise price
                                                   (Thousands)                        (Thousands)
Fixed options

Outstanding at beginning of year                           420              $5.67             420           $5.67
Lapsed                                                      (2)             $7.50               -               -
                                                            --              -----

Outstanding at end of year                                 418              $5.56             420           $5.67
                                                           ===              =====             ===           =====

Options exercisable at year end                            418                                420
                                                           ===                                ===

                                              Cam Designs Inc and subsidiaries
                                             Consolidated financial statements
               May 31, 1998 and 1997 with Independent Auditors' report thereon

         Notes (continued)

16       Fixed stock option plan (continued)

         The following table summarises information about fixed stock options outstanding at 31 May 1998.


                                                         Options outstanding                Options exercisable

 Range of exercise prices                         Number of      Weighted               Number          Weighted
                                                outstanding       average               exercisable      average
                                                  at 31 May      exercise                at 31 May      exercise
                                                       1998         price                     1998         price
                                                (Thousands)                             (Thousands)

 $4                                                      30       $4.00                            30      $4.00
 $5                                                     320       $5.00                           320      $5.00
 $7                                                      10       $7.00                            10      $7.00
 $7.50                                                    8       $7.50                             8      $7.50
 $9                                                      50       $9.50                            50      $9.50
                                                         --                                        --

                                                        418                                       418
                                                        ===                                       ===


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

                                  CAM DESIGNS INC.

                                  By:     /s/ John R. Davidson
                                      ------------------------------------------
                                               John R. Davidson
                                               Chairman of the Board, President
                                               and Chief Executive Officer

Date: September 14, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 SIGNATURES                                                TITLE                                   DATE
                 ----------                                                -----                                   ----
      /s/ John R. Davidson                               Chairman of the Board, President and Chief            September 14, 1998
----------------------------------------------           Executive Officer (Principal Executive Officer)
             John R. Davidson

     /s/ Robert A. Righton                               Chief Financial Officer, Secretary and Director       September 14, 1998
----------------------------------------------           (Principal Financial and Accounting Officer)
             Robert A. Righton

     /s/ Peter D. Horbury                                Director                                              September 14, 1998
----------------------------------------------
             Peter D. Horbury

      /s/ Theodore Sall                                  Director                                              September 14, 1998
----------------------------------------------
             Theodore Sall, Ph.D