Form 10-Q
period 1998-08-31
CAM DESIGNS INC
filed 1998-10-20
CIK 945081

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1998

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

          ----------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                  -----   -----

As of September 10, 1998, there were 2,669,053 shares of Class A Common Stock issued and outstanding.


TOTAL PAGES IN THIS REPORT: 14  (including cover page & Exhibits)

                               CAM DESIGNS, INC.
                                     INDEX


                                                                      Page No.
                                                                      --------
PART 1 -   FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Index)                  1

           Consolidated Balance Sheet as of
           August 31, 1998                                            2-3

           Consolidated Statements of Earnings for the
           Three Months Ended August 31, 1998 and 1997                4

           Consolidated Statements of Cash Flows for
           the Three Months ended August 31, 1998 and 1997            5-6

           Consolidated Statement of Shareholder's Equity             7

           Notes to Consolidated Financial Statements                 8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              9-10

PART II -  OTHER INFORMATION

Item 3.    Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                            12

                       CAM Designs Inc and Subsidiaries
                Unaudited Condensed Consolidated Balance Sheet

                                        August 31, 1998          May 31 1998

                                                $                     $

Assets

Current assets

Cash and cash equivalents                          813                 3,065

Contract billings receivable                 2,450,857             2,626,267

Inventories                                    734,758               704,918

Other current assets                           229,256               245,297

                                           -----------           -----------

Total current assets                         3,415,684             3,579,547


Fixed assets

Investments                                      1,708                 1,708

Property and machinery:

Freehold property                              326,465               326,465

Leasehold property                             535,945               535,945

Plant and machinery                         10,632,672            10,558,872

Less accumulated depreciation               (6,657,720)           (6,482,240)

                                           -----------           -----------

Net property, plant and machinery            4,837,362             4,939,042

                                           -----------           -----------

Goodwill, less accumulated
amortisation                                    46,555                46,555
Deferred tax asset                              65,498                65,498

                                           -----------           -----------

                                             8,366,807             8,632,350

                                           -----------           -----------

                       CAM Designs Inc and Subsidiaries
                Unaudited Condensed Consolidated Balance Sheet

                                                                                      August 31, 1998        May 31, 1998

                                                                                              $                    $

Liabilities

Current liabilities
Bank Overdraft                                                                            2,642,762            1,846,708
Current instalments of obligations
under bank loan                                                                              19,361               19,361
Current instalments of obligations
under capital leases                                                                        730,409              845,209
Current instalment of obligations
under loan                                                                                  199,988              199,988
Billings in excess of costs and
estimated earnings on uncompleted                                                               -                    -
contracts
Trade accounts payable                                                                    2,591,438            1,710,078
Income taxes payable                                                                            -                    -
Accrual and other expenses                                                                1,524,298            3,109,355
Promissory notes                                                                                -                    -

                                                                                         ----------           ----------

Total current liabilities                                                                 7,708,256            7,730,699
Obligations under capital leases
excluding current instalments                                                               213,603              213,603
Obligations under bank loan
excluding current instalments                                                               354,295              364,135

                                                                                         ----------           ----------

Total liabilities                                                                         8,276,154            8,308,437

                                                                                         ----------           ----------


Stockholders' equity

Class 'A' common stock, $0.001 par value
Authorised 9,000,000 issued 2,642,859 shares in 1998 & 2,250,000 shares in 1997               2,643                2,643
Class 'A' convertible Preferred Stock, $0.001 par value
Authorised 1,000,000 issued 800 shares in 1998                                                    1                    1
Additional paid-in capital                                                                6,242,375            6,242,375
Retained earnings

Currency tranlation adjustment                                                              237,283              237,283
Accumulated deficit                                                                      (5,916,649)          (5,683,389)
Treasury stock: 75,000 common stock at cost                                                (475,000)            (475,000)

                                                                                         ----------           ----------
Total stockholders' equity                                                                   90,653              323,913

                                                                                         ----------           ----------

                                                                                          8,366,807            8,632,350

                                                                                         ==========           ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                       CAM Designs Inc and Subsidiaries
           Unaudited Condensed Consolidated Statements of Operations

                                       June 1 to            June 1 to            June 1 to            June 1 to
                                      August 31,           August 31,            August 31,          August 31,
                                         1997                 1997                  1998                1998

                                           $                    $                    $                    $

Revenue
Automotive industry                    4,892,912            4,892,912            1,980,561            1,980,561
Aerospace industry                       605,320              605,320              496,108              496,108
Placement of Personnel                 1,674,374            1,674,374            1,773,648            1,773,648

                                      ----------           ----------           ----------           ----------

                                       7,172,606            7,172,606            4,250,317            4,250,317

                                      ----------           ----------           ----------           ----------

Operating Costs and expenses
Selling general and
administrative expenses                7,716,490            7,716,490            4,374,872            4,374,872
Depreciation                             186,504              186,504              175,480              175,480

                                      ----------           ----------           ----------           ----------

                                       7,902,994            7,902,994            4,550,352            4,550,352

                                      ----------           ----------           ----------           ----------

Operating profit
Other income/expense                    (730,388)            (730,388)            (300,035)            (300,035)
Investment income                         23,097               23,097                  -                    -
Interest expense                         (29,600)             (29,600)              48,114               48,114
Gain on sale of equipment                    -                    -                    -                    -

                                      ----------           ----------           ----------           ----------

Income before taxes                     (736,891)            (736,891)            (348,149)            (348,149)

                                      ----------           ----------           ----------           ----------

Income taxes Provision                  (220,000)            (220,000)             114,889              114,889

                                      ----------           ----------           ----------           ----------

Net income                              (516,891)            (516,891)            (233,260)            (233,260)

                                      ----------           ----------           ----------           ----------

See accompanying notes to unaudited consolidated financial statements.

Net Earnings Per Share of
Common Stock and Common
Stock Equivalent                           (0.24)                                    (0.09)


Weighted Average Common
Shares and Common Stock                2,524,538                                 2,669,053
equivalents

                                CAM Designs Inc
           Unaudited Condensed Consolidated Statements of Cash Flow

                                          CAM Designs          CAM Designs
                                              Inc                  Inc

                                           June 1 to            June 1 to
                                        August 31, 1997      August 31, 1998

                                               $                    $
                                          ----------           ----------

Cash flows from operating
activities:

Net profit/(loss)                           (516,890)            (233,260)

Adjustments to reconcile
net cash provided by
operating activities:

Depreciation                                 186,504              175,480

Change in operating assets
and liabilities:

Change in receivables                       (196,978)            (175,410)

Change in Other Current Assets              (151,722)            (454,529)

Change in accounts payable                  (574,637)             881,360

Change in other liabilities                 (680,960)          (1,585,057)

                                          ----------           ----------

Net cash provided by operating
activities                                (1,934,684)          (1,391,416)

                                          ----------           ----------

Cash flows from investing
activities:

Purchases of plant and equipment            (115,263)             (73,800)


                                          ----------           ----------

Net cash used in investing
activities:                                 (115,263)             (73,800)

                                          ----------           ----------

Cash flows from financing
activities:

Repurchase of stock                              -

Repayment of borrowings                      (52,074)              (9,840)

Repayment of promissory note                (214,000)                 -

Capital element of finance lease
repayments                                   (67,460)            (114,800)

Bank Overdraft                             1,954,806              793,802

                                          ----------           ----------

Net cash provided/(used in) by
financing activities                       1,621,272              669,162

                                          ----------           ----------


Net increase/(decrease) in
cash and cash equivalents

Cash and cash equivalents at
beginning of period                          545,515           (1,846,708)

Movement in Cash                            (428,675)            (796,054)

Exchange gain                                  8,222                  -

                                          ----------           ----------

Cash and cash equivalents at
end of period                                125,062           (2,642,762)

                                          ==========           ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                                CAM Designs Inc
      Unaudited Condensed Consolidated Statements of Shareholders' Equity

                                                             Additional    Currency       Accumulated    Treasury     Total
                              Treasury     Convertible       paid in       translation    deficit        stock        stockholders
                              Stock        preferred stock   Capital       adjustment                                 equity

                                  $             $               $              $               $             $          $

CAM Designs Inc

Balance at May 31, 1998            2,643            1         6,242,375       237,283     (5,683,389)      (475,000)     323,913
Net Loss                             -            -                 -             -         (233,260)           -       (233,260)
Dividends declared                   -            -                 -             -              -              -            -
Acquisition of 75,000
common shares                        -            -                 -             -              -              -            -
Exchange Difference                  -            -                 -             -              -              -            -

                              ----------   ----------        ----------    ----------     ----------     ----------   ----------

Balance at August 30, 1998         2,643            1         6,242,375       237,283     (5,916,649)      (475,000)      90,653

                              ----------   ----------        ----------    ----------     ----------     ----------   ----------


See accompanying notes to the unaudited consolidated condensed financial statements.

CAM Designs Inc. and Subsidiaries

Notes to unaudited condensed consolidated financial statements

1.    Organization

      On September 9, 1994, CAM Designs Inc. was incorporated as MGA Holdings Inc. The company name was changed to CAM Designs Inc. ("CAM") on April 18, 1995. CAM is a holding company and has not engaged in any commercial operations during the period since incorporation.

      On July 27, 1995 the shareholders' of MGA Holdings Limited ("MGA") surrendered 100% of the issued shares of MGA (63,200 cumulative convertible participating preference shares of (pounds)1 each, 54,551 ordinary shares of (pounds)1 each) to CAM. As a result, MGA became a wholly owned subsidiary of CAM.

      The economic environment in which MGA operates is in the United Kingdom and hence its operating currency is the UK pound sterling (pounds).

2.    Basis of presentation

      The accompanying unaudited condensed consolidated statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for the fiscal year ended May 31, 1998.

      In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company's financial position at August 31, 1998 and 1997 and cash flows for the periods ended August 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ended May 31, 1999.

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

3 months ended August 31,1998 as compared to 3 Months ended August 31, 1997

Summary of Operations

Sales for the group in the first quarter were $4.25 million against $7.2 million in the same period last year. This fall in sales is a result of the closure of low margin divisions during fiscal year 1998. These divisions comprised manual sheetmetal work and the Warwick facility, while the assets of Ruecker (U.S.) were sold.

The Company incurred an operating loss during the first quarter of $348,149, before tax benefits, despite the reduction in operating costs as a result of its having reduced operations. The cost reduction efforts have successfully reduced operating expenses but the Company must increase its revenues if it is to restore profitability.

Liquidity and Capital Resources

The Company's liquidity as at August 31, 1998 showed cash and cash equivalents of approximately $125,000 but this limited liquidity has further deteriorated as at the date hereof. Accordingly, the Company's ability to continue in business is dependent upon current efforts to secure additional equity and/or refinance liabilities. There can be no assurance that such efforts will be successful. Accordingly, Management is considering placing its U.K. operations into receivership in the immediate future.

Year 2000 Compliance

The Company has organized a special team of employees in its computer technology section to examine year 2000 considerations. The preliminary report of this group is that year 2000 issues will not be significant or material to the operations of the Company since substantially all of the computer software being utilized is ungradable to easily eliminate any timing issues and the cost of upgrades is covered by existing contracts with the respective software vendors. The computer hardware equipment is generally free of any year 2000 issues except for a server operating on Novell software, which is easily ungradable. Much of the Company's computer originated data relates to CAD and CAM technology which is not sensitive and, accordingly, is not subject to year 2000 considerations. Moreover the company does not believe that any issues that customers or suppliers may encounter with their own year 2000 considerations will be relevant to the Company's operations or to its interaction with such persons or firms since, once again, the Company's basic computer information interchange relates to CAD and/or CAM material.

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

                     (i)      Form 8-K Report dated March 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.


Dated: October 16, 1998

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