Form 10-Q
period 1998-11-30
CAM DESIGNS INC
filed 1999-01-29
CIK 945081

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

 [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998

 [  ]      TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
           EXCHANGE ACT

                    For the transition period from          to
                                                   --------    --------

                         Commission file number 1-13886
                                                -------

                                CAM DESIGNS INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Delaware                                         75-2257039
 ------------------------------                       -------------------
 (State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                       Identification No.)

      Baysham Court, Sellack, Ross-on-Wye, Herefordshire, England Hr9 6QR
      -------------------------------------------------------------------
                    (Address of principal executive offices)

                             (011) 44-1-989-563473
                          ---------------------------
                          (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of January 10, 1998, there were 2,642,375 shares of Class A Common Stock issued and outstanding.


TOTAL PAGES IN THIS REPORT: 14  (including cover page & Exhibits)

                               CAM DESIGNS, INC.
                                     INDEX


                                                                       Page No.

PART 1 -          FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Index)               1

                  Consolidated Balance Sheet as of
                  November 30, 1998                                     2-3

                  Consolidated Statements of Earnings for the
                  Six Months Ended November 30, 1998 and 1997             4

                  Consolidated Statements of Cash Flows for
                  the Six Months ended November 30, 1998 and 1997       5-6

                  Consolidated Statement of Shareholder's Equity          7

                  Notes to Consolidated Financial Statements              8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        9-10

PART II -         OTHER INFORMATION

Item 3.           Exhibits and Reports on Form 8-K                       11

SIGNATURES                                                               12

                        CAM Designs Inc and Subsidiaries
                  Unaudited Condensed Consolidated Balance Sheet

                                              November 30 1998          May 31 1998

                                                  $                        $

Assets

Current assets

Cash and cash equivalents                                                     3,065

Contract billings receivable                        25,000                2,626,267

Inventories                                                                 704,918

Other current assets                                                        245,297

                                           ----------------          ---------------

Total current assets                                25,000                3,579,547


Fixed assets

Investments                                                                   1,708

Property and machinery:

Freehold property                                                           326,465

Leasehold property                                                          535,945

Plant and machinery                                                      10,558,872

Less accumulated depreciation                                            (6,482,240)

                                           ----------------          ---------------

Net property, plant and machinery                                         4,939,042

                                           ----------------          ---------------

Goodwill, less accumulated
amortisation                                        46,555                   46,555
Deferred tax asset                                                           65,498

                                           ----------------          ---------------

                                                    71,555                8,632,350

                                           ----------------          ---------------


                        CAM Designs Inc and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet

                                                                                         November 30 1998            May 31, 1998

                                                                                             $                          $

Liabilities

Current liabilities
Bank Overdraft                                                                                  38,650                 1,846,708
Current instalments of obligations
under bank loan                                                                                                           19,361
Current instalments of obligations
under capital leases                                                                                                     845,209
Current instalment of obligations
under loan                                                                                                               199,988
Billings in excess of costs and
estimated earnings on uncompleted                                                            -                          -
contracts
Trade accounts payable                                                                         105,000                 1,710,078
Income taxes payable                                                                         -                          -
Accrual and other expenses                                                                       5,000                 3,109,355
Promissory notes                                                                             -                          -

                                                                                      -----------------          ----------------

Total current liabilities                                                                      148,650                 7,730,699
Obligations under capital leases
excluding current instalments                                                                                            213,603
Obligations under bank loan
excluding current instalments                                                                                            364,135

                                                                                      -----------------          ----------------

Total liabilities                                                                              148,650                 8,308,437

                                                                                      -----------------          ----------------


Stockholders' equity

Class 'A' common stock, $0.001 par value
Authorised 9,000,000 issued 2,642,859 shares in 1998 & 2,250,000 shares in 1997                  2,643                     2,643
Class 'A' convertible Preferred Stock, $0.001 par value
Authorised 1,000,000 issued 800 shares in 1998                                                       1                         1
Additional paid-in capital                                                                   6,242,375                 6,242,375
Retained earnings

Currency tranlation adjustment                                                                                           237,283
Accumulated deficit                                                                         (5,847,114)               (5,683,389)
Treasury stock: 75,000 common stock at cost                                                   (475,000)                 (475,000)

                                                                                      -----------------          ----------------
Total stockholders' equity                                                                     -77,095                   323,913

                                                                                      -----------------          ----------------

                                                                                                71,555                 8,632,350

                                                                                      =================          ================


See accompanying notes to unaudited condensed consolidated financial statements.

                        CAM Designs Inc and Subsidiaries
           Unaudited Condensed Consolidated Statements of Operations

                                 June 1 to        June 1 to       June 1 to        June 1 to
                                August 31,       August 31,       August 31,       August 31,
                                   1997             1997             1998             1998

                                     $                $               $                $
Revenue
Automotive industry                 4,892,912       4,892,912        1,980,561        1,980,561
Aerospace industry                    605,320         605,320          496,108          496,108
Placement of Personnel              1,674,374       1,674,374        1,773,648        1,773,648

                              ----------------  --------------  ---------------  ---------------

                                    7,172,606       7,172,606        4,250,317        4,250,317

                              ----------------  --------------  ---------------  ---------------

Operating Costs and
  expenses
Selling general and
administrative expenses             7,716,490       7,716,490        4,374,872        4,374,872
Depreciation                          186,504         186,504          175,480          175,480

                              ----------------  --------------  ---------------  ---------------

                                    7,902,994       7,902,994        4,550,352        4,550,352

                              ----------------  --------------  ---------------  ---------------

Operating profit
Other income/expense                 (730,388)       (730,388)        (300,035)        (300,035)
Investment income                      23,097          23,097         -                -
Interest expense                      (29,600)        (29,600)          48,114           48,114
Gain on sale of equipment            -                -               -                -

                              ----------------  --------------  ---------------  ---------------

Income before taxes                  (736,891)       (736,891)        (348,149)        (348,149)

                              ----------------  --------------  ---------------  ---------------

Income taxes Provision               (220,000)       (220,000)         114,889          114,889

                              ----------------  --------------  ---------------  ---------------

Net income                           (516,891)       (516,891)        (233,260)        (233,260)

                              ----------------  --------------  ---------------  ---------------

See accompanying notes to unaudited consolidated financial statements.

Net Earnings Per Share of
Common Stock and Common
Stock Equivalent                             (0.24)                      (0.09)


Weighted Average Common
Shares and Common Stock               2,524,538                     2,669,053
equivalents

                                CAM Designs Inc
                 Unaudited Condensed Consolidated Statements of Cash Flow

                                            CAM Designs              CAM Designs
                                                Inc                      Inc

                                             June 1 to                June 1 to
                                          November 30 1997         November 30 1998

                                                  $                        $

Cash flows from operating
activities:

Net profit/(loss)                                (855,117)                 (163,725)

Adjustments to reconcile
net cash provided by
operating activities:

Depreciation                                      241,334                         0

Change in operating assets
and liabilities:

Change in receivables                             220,631                         0

Change in Other Current Assets                   (857,557)                        0

Change in accounts payable                       (859,295)                        0

Change in other liabilities                      (227,192)                        0

                                          ----------------         -----------------

Net cash provided by operating
activities                                     (2,337,196)                 (163,725)

                                          ----------------         -----------------

Cash flows from investing
activities:

Purchases of plant and equipment                 (479,418)                        0


                                          ----------------         -----------------

Net cash used in investing
activities:                                      (479,418)                        0

                                          ----------------         -----------------

Cash flows from financing
activities:

Repurchase of stock                              -

Repayment of borrowings                           (12,975)                        0


Repayment of promissory note                     (214,000)                -

Capital element of finance lease
repayments                                       (135,445)                        0

Bank Overdraft                                  2,596,050                         0

                                          ----------------         -----------------

Net cash provided/(used in) by
financing activities                            2,233,630                         0

                                          ----------------         -----------------

Effect of receivership of UK Co.'s                                  (566,386)
                     see note below


Net increase/(decrease) in
cash and cash equivalents

Cash and cash equivalents at
beginning of period                               545,515                (1,846,708)

Write off of bank overdraft -see below                                    1,642,680

Movement in Cash                                 (582,984)                  402,661

Exchange gain                                      63,399                   (38,650)

                                          ----------------         -----------------

Cash and cash equivalents at
end of period                                      25,930                   (38,000)

                                          ================         =================


See accompanying notes to unaudited condensed consolidated financial statements.

In view of the receivership of the major UK subsidiaries it would be misleading to account for cash flow movements through operating activities other than the loss for the period.

Effect of receivership of UK Co.'s where assets/liabilities in UK have been extinquished.

        Write off of : Net current assets                                (3,554,547)
                         :Investments                                        (1,708)
                         :Fixed Assets                                   (4,939,042)
                         :Deferred Tax                                      (65,498)
                         :Liabilities                                     6,351,729
                         :Bank Overdraft                                  1,642,680

        TOTAL NET EFFECT                                                   (566,386)


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

                                  $              $                $            $               $             $             $

CAM Designs Inc

Balance at August 30, 1998        2,643                1       6,242,375     237,283    (5,916,649)    (475,000)        90,653
Net Loss                          -              -                -            -            69,535           -          69,535
Dividends declared                -              -                -            -               -             -             -
Acquisition of 75,000
common shares                     -              -                -            -               -             -             -
Exchange Difference               -              -                -         (237,283)          -             -        (237,283)

                              -----------  --------------    ------------ ------------- ------------  ------------   --------------

Balance at Nov. 30 1998           2,643                1       6,242,375           0    (5,847,114)    (475,000)       (77,095)

                              -----------  --------------    ------------ ------------- ------------  -------------  --------------


See accompanying notes to the unaudited consolidated condensed financial statements.

Management Discussion and Analysis of Financial Condition and Result of
Operations

General

         On October 22, 1998, the Company's United Kingdom based subsidiaries, constituting all of its assets and operations, were placed into receivership in the UK pursuant to Section 48 of the Insolvency Act of 1986. This receivership was caused by an erosion in the business operations of the subsidiaries caused by the deterioration of the market for its goods and services in the Far East, as well as the finalization of the major troubled contract for Rolls Royce, whereupon the new owners of Rolls Royce advised the Company that no further contracts relating to the completed contract would be forthcoming in the immediate future. This, in turn, caused management to close operations at the facility in Warwick, England and caused these entities to incur significant labor and other termination costs. Following appointment of the receiver, certain of the existing contracts were completed and the businesses were advertised for sale. On or about November 27, 1998, the manufacturing business and plant and machinery of the UK subsidiaries were sold to Group Lotus and the funds maintained by the UK entities for payment of outstanding indebtedness. The assets of the special vehicle division were not purchased and remain available for sale, although any funds generated by such a sale would not go to the Company but would be used in the UK receivership.

         In view of the foregoing, the Company, having severed its United Kingdom assets and operations, is attempting to clear its liabilities, collect cash proceeds represented by several assets, and prepare to seek either an acquisition or to be, itself, acquired by another entity. The remaining assets of the Company are comprised of (i) a potential stream of income of up to $150,000 under a contract of sale, based upon future sales during the next several years deriving from the Company's previous sale of its Reucker Manufacturing Co. operations in Detroit, Michigan, and (ii) approximately $25,000-35,000 due and owing it from a contract with a U.S. based auto entity. The amount, if any, of the future earnings which may actually be derived under the Reucker contract cannot be presently ascertained. As for the second contract, the Company has been attempting to collect sums it alleges are owing thereunder but has been frustrated by the debtor's refusal, as at this date, to make payment. Accordingly, no assurance can be made that any part of the foregoing sums will actually be paid to the Company.

         There are estimated to be due and owing by the Company approximately $105,000 to suppliers, professionals and others. In addition, there are two claims pending by a former public relations firm, and a former financial consultant, respectively. The Company is vigorously contesting the claims against it (the first of which is in litigation) and is asserting cross-claims and/or counterclaims; however, the outcome of these matters cannot be predicted. The Company plans to negotiate with persons to whom monies are due, in an attempt to reduce the sum due and owing to these persons or entities and/or settle the same with a payment in cash and/or shares of the Company's common stock. No assurance can be made that the foregoing accounts payable and claims will be ultimately settled by the Company on terms acceptable to it. If the Company is to conduct a search for an acquisition or merger partner, it will require funding to do so and to negotiate and/or consummate any such transaction.


Statement of Operations

         Since the UK assets were placed in receivership and substantially disposed of during the quarter ended November 30, 1998, and these subsidiaries no longer are operating, the Company's results of operations for this period, exclude such discontinued operations. The Company's revenues during the quarter ended November 30, 1998 were approximately $2,000,000 and a small profit before tax effects was $69,535. The loss for the half year before tax effects was some $163,725.

Liquidity and Capital Resources

         For reasons indicated above, the Company's liquidity is nil, it has negative working capital, and it must seek sources of both temporary and long-term financing for the continuation of its existence and for the purpose of implementing its search for a merger or other strategic partner. As noted above, there can be no assurance that such source of financing will be available for the Company, htat it will be able to enter into a new business, or that it will survive as a viable entity.

Net Operating Losses

         Because the losses were largely generated by the UK discontinued operations, it does not presently appear likely that the Company will have the availability of significant loss carryforwards applicable against future U.S. tax liabilities, if any.

Year 2000 Compliance

The Company had previously organized a special team of employees in its computer technology section to examine year 2000 considerations. The preliminary report of this group was that year 2000 issues would not be significant or material to the operations of the Company since substantially all of the computer software utilized was ungradable to easily eliminate any timing issues and the cost of upgrades was covered by existing contracts with the respective software vendors. In light of the Company's reduced operations, these considerations now appear to be moot.

Forward looking Statements

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements included, but are not limited to, lack of further debt and/or equity financing, the absence of revenues from contracts, inability to reach satisfactory agreements with creditors, and inability to identify and conclude a transaction with a strategic or other partner.

                                    Part II
Other Information



Item 6.  Exhibits

           (a)      Exhibits

                    (i)      Calculation of Earnings Per Share - Exhibit 11.
                    (ii)     Edgar-Financial Data Schedule - Exhibit 27.


                    8-K Reports

           (b) The following reports on Form 8-K were filed during the quarter in reference.

                    (i)      Form 8-K Report dated October 21, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.


Dated: January 29, 1999

                                     CAM DESIGNS, INC.


                                     /s/ John R. Davidson
                                     --------------------
                                     John R. Davidson
                                     Chairman of the Board,
                                     President and Chief Financial Officer
                                     (Principal Financial Officer)