Form 10QSB
period 1999-02-28
CAM DESIGNS INC
filed 1999-04-16
CIK 945081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

 [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999

 [  ]      TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
           EXCHANGE ACT

                    For the transition period from      to
                                                  ------  ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 10, 1999, there were 2,642,375 shares of Class A Common Stock issued and outstanding.


TOTAL PAGES IN THIS REPORT: 14  (including cover page & Exhibits)

                               CAM DESIGNS, INC.
                                     INDEX


                                                                       Page No.

PART 1 -          FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Index)            1

                  Consolidated Balance Sheet as of
                  February 28, 1999                                  2-3

                  Consolidated Statements of Earnings for the
                  Nine Months Ended February 28, 1999 and 1998         4

                  Consolidated Statements of Cash Flows for
                  the Nine Months ended February 28, 1999 and 1998   5-6

                  Consolidated Statement of Shareholder's Equity       7

                  Notes to Consolidated Financial Statements           8

Item 2.                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     9-10

PART II -         OTHER INFORMATION

Item 3.           Exhibits and Reports on Form 8-K                    11

SIGNATURE                                                             12

                        CAM Designs Inc and Subsidiaries
                  Unaudited Condensed Consolidated Balance Sheet


                                          February 28, 1999         May 31 1998

                                           $                     $
Assets

Current assets

Cash and cash equivalents                                                 3,065

Contract billings receivable                    25,000                2,626,267

Inventories                                                             704,918

Other current assets                                                    245,297

                                         --------------          ---------------

Total current assets                            25,000                3,579,547


Fixed assets

Investments                                                               1,708

Property and machinery:

Freehold property                                                       326,465

Leasehold property                                                      535,945

Plant and machinery                                                  10,558,872

Less accumulated depreciation                                        (6,482,240)

                                        ---------------          ---------------

Net property, plant and machinery                                     4,939,042

                                        ---------------          ---------------

Goodwill, less accumulated
amortization                                    46,555                   46,555
Deferred tax asset                                                       65,498

                                        ---------------          ---------------

                                                71,555                8,632,350

                                        ---------------          ---------------

                        CAM Designs Inc and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet


                                          February 28, 1999        May 31, 1998
                                           $                     $

Liabilities

Current liabilities
Bank Overdraft                                  39,350                1,846,708
Current instalments of obligations
under bank loan                                                          19,361
Current instalments of obligations
under capital leases                                                    845,209
Current instalment of obligations
under loan                                                              199,988
Billings in excess of costs and
estimated earnings on uncompleted                 -                        -
contracts
Trade accounts payable                         113,400                1,710,078
Income taxes payable                              -                        -
Accrual and other expenses                       8,000                3,109,355
Promissory notes                                  -                        -

                                         -------------          ----------------

Total current liabilities                      160,750                7,730,699
Obligations under capital leases
excluding current instalments                                           213,603
Obligations under bank loan
excluding current instalments                                           364,135

                                         -------------          ----------------

Total liabilities                              160,750                8,308,437

                                         -------------          ----------------


Stockholders' equity

Class 'A' common stock, $0.001 par value
Authorized 9,000,000 issued 2,642,859 shares in 1998 & 2,250,000 shares in 1997
                                                 2,643                    2,643
Class 'A' convertible Preferred Stock, $0.001 par value
Authorized 1,000,000 issued 800 shares in 1998       1                        1
Additional paid-in capital                   6,242,375                6,242,375
Retained earnings

Currency translation adjustment                                         237,283
Accumulated deficit                         (5,859,214)              (5,683,389)
Treasury stock: 75,000 common stock at cost   (475,000)                (475,000)

                                         --------------         ----------------
Total stockholders' equity                     (89,195)                 323,913

                                         --------------         ----------------

                                                71,555                8,632,350
                                            ==========                =========


See accompanying notes to unaudited condensed consolidated financial statements.

                        CAM Designs Inc and Subsidiaries
           Unaudited Condensed Consolidated Statements of Operations


                         June 1 to June 1 to June 1 to June 1 to August 31, August 31, August 31, August 31,
                           1997         1997         1998         1998

                        $             $            $            $
Revenue
Automotive industry       4,892,912     4,892,912    1,980,561    1,980,561
Aerospace industry          605,320       605,320      496,108      496,108
Placement of Personnel    1,674,374     1,674,374    1,773,648    1,773,648

                        ------------  -----------  -----------  -----------

                          7,172,606     7,172,606    4,250,317    4,250,317

                        ------------  -----------  -----------  -----------

Operating Costs and
  expenses
Selling general and
administrative expenses   7,716,490    7,716,490     4,374,872    4,374,872
Depreciation                186,504      186,504       175,480      175,480
                        ------------  -----------  -----------  -----------

                          7,902,994    7,902,994     4,550,352    4,550,352

                        ------------  -----------  ------------  ----------

Operating profit
Other income/expense       (730,388)    (730,388)     (300,035)    (300,035)
Investment income            23,097       23,097           -            -
Interest expense            (29,600)     (29,600)       48,114       48,114
Gain on sale of equipment       -            -             -            -
                        ------------  -----------  ------------  ----------

Income before taxes        (736,891)    (736,891)     (348,149)    (348,149)

                        ------------  -----------  ------------  -----------

Income taxes Provision     (220,000)    (220,000)      114,889      114,889

                        ------------  -----------  ------------  -----------

Net income                 (516,891)    (516,891)     (233,260)    (233,260)

                        ------------  -----------  ------------  -----------

See accompanying notes to unaudited consolidated financial statements.

Net Earnings Per Share of
Common Stock and Common
Stock Equivalent                         (0.24)                        (0.09)


Weighted Average Common
Shares and Common Stock              2,524,538                     2,669,053
equivalents

                                 CAM Designs Inc
            Unaudited Condensed Consolidated Statements of Cash Flow


                                      CAM Designs              CAM Designs
                                          Inc                      Inc

                                       June 1 to                 June 1 to
                                   February 28, 1998         February 28, 1999

                                     $                         $

Cash flows from operating activities:

Net profit/(loss)                        (1,048,231)                 (175,825)

Adjustments to reconcile net cash provided by operating activities:

Depreciation                                479,308                         0

Change in operating assets and liabilities:

Change in receivables                       149,858                         0

Change in Other Current Assets           (1,692,104)                        0

Change in accounts payable                 (724,135)                   11,400

Change in other liabilities                 (93,289)                        0

                                       -------------              ------------

Net cash provided by operating
activities                               (2,928,593)                 (164,425)

                                       -------------              ------------

Cash flows from investing activities:

Purchases of plant and equipment           (428,179)                        0

                                       -------------              ------------

Net cash used in investing
activities:                                (482,179)                        0

                                       -------------              ------------

Cash flows from financing activities:

Repurchase of stock                            -

Repayment of borrowings                     (14,535)                        0

Repayment of promissory note               (214,000)                        -

Capital element of finance lease
repayments                                 (252,301)                        0
Stock Issue                               1,043,750                         0
Bank Overdraft                            2,324,892                         0

                                       ------------               ------------

Net cash provided/(used in) by
financing activities                      2,887,806                         0

                                       ------------               ------------

Effect of receivership of UK Co.'s                                   (566,386)
                     see note below


Net increase/(decrease) in
cash and cash equivalents

Cash and cash equivalents at
beginning of period                         545,515                (1,846,708)

Write off of bank overdraft -see below                              1,642,680

Movement in Cash                           (522,966)                  401,961

Exchange gain                                13,519                  (237,283)

                                       ------------               ------------

Cash and cash equivalents at
end of period                                36,068                   (39,350)

                                         ==========                 ==========

The change of $11,400 in accounts payable for the period to February 28, 1999 represents an increase in creditors in that quarter. See accompanying notes to unaudited condensed consolidated financial statements.

In view of the trading position of the major subsidiaries it would be misleading to account for it in the above cash flow movements through operating activities other than the loss for the period where assets/liabilities have been extinguished in the UK.

Effect of receivership of UK Co.'s.


            Write off of :Net current assets                       (3,554,547)
                         :Investments                                  (1,708)
                         :Fixed Assets                             (4,939,042)
                         :Deferred Tax                                (65,498)
                         :Liabilities                               6,351,729
                         :Bank Overdraft                            1,642,680

        TOTAL NET EFFECT                                             (566,386)

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

                              $            $                 $              $              $             $           $

CAM Designs Inc

Balance at Nov. 30, 1998         2,643          1            6,242,375            0         (5,847,114)    (475,000)   (77,095)
Net Loss                           -            -                -                -             12,100          -       12,100
Dividends declared                 -            -                -                -               -             -           -
Acquisition of 75,000
common shares                      -            -                -                -               -             -           -
Exchange Difference                -            -                -                -               -             -           -
                              --------      ---------      -----------         -------     ------------   ----------  ---------

Balance at Nov. 30 1998          2,643          1            6,242,375            0         (5,859,214)    (475,000)   (89,195)

                              --------      ---------      -----------         -------     ------------   ----------  ---------


See accompanying notes to the unaudited consolidated condensed financial statements.

Management Discussion and Analysis of Financial Condition and Result of
Operations

General

         The Company, has severed its United Kingdom connections, which represented the Company's operational activities and is attempting to clear its liabilities, collect cash proceeds represented by several assets, and prepare to seek either an acquisition or to be, itself, acquired by another entity. The remaining assets of the Company are comprised of (I) a potential stream of income of up to $150,000 under a contract of sale, based upon future sales during the next several years deriving from the Company's previous sale of its Reucker Manufacturing Co. operations in Detroit, Michigan, and (ii) approximately $25,000 due and owing it from a contract with a U.S. based auto entity. The amount, if any, of the future earnings which may actually be derived under the Reucker contract cannot be presently ascertained. As for the second contract, the Company has been attempting to collect sums it alleges are owing thereunder but has been frustrated by the debtor's refusal, as at this date, to make payment. Accordingly, no assurance can be made that any part of the foregoing sums will actually be paid to the Company.

         There are estimated to be due and owing by the Company approximately $113,400 to suppliers, professionals and others. In addition, there are two claims pending by a former public relations firm, and a former financial consultant, respectively. The Company is vigorously contesting the claims against it (the first of which is in litigation) and is asserting cross-claims and/or counterclaims; however, the outcome of these matters cannot be predicted. The Company plans to negotiate with persons to whom monies are due, in an attempt to reduce the sum due and owing to these persons or entities and/or settle the same with a payment in cash and/or shares of the Company's common stock. No assurance can be made that the foregoing accounts payable and claims will be ultimately settled by the Company on terms acceptable to it. If the Company is to conduct a search for an acquisition or merger partner, it will require funding to do so and to negotiate and/or consummate any such transaction.

Liquidity and Capital Resources

         For reasons indicated above, the Company's liquidity is nil, it has negative working capital, and it must seek sources of both temporary and long-term financing for the continuation of its existence and for the purpose of implementing its search for a merger or other strategic partner. A subsidiary of the Company has sought to extend a US banking facility, as yet no formal response has been received of this request. As noted above, there can be no assurance that such source of financing will be available for the Company, heat it will be able to enter into a new business, or that it will survive as a viable entity.

Net Operating Losses

         Because the losses were largely generated by the UK discontinued operations, it does not presently appear likely that the Company will have the availability of significant loss carry forwards applicable against future U.S. tax liabilities, if any.

Year 2000 Compliance

In light of the Company's reduced operations the relevance of Year 2000 compliance is limited.

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


Dated: April 13, 1999

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