Form 10-K
period 1999-05-31
CAM DESIGNS INC
filed 1999-12-30
CIK 945081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X|                   ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 31, 1999

                                       OR

|_|                  TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 1-13886

                                CAM DESIGNS INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                    75-2257039
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

        4 Ash Way, Netherend, Lydney, Gloucestershire, GL15 6QA, England
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 011-44-171 691 9533

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act:

|_|   Class A Common Stock, $.001 par value

|_|   Redeemable Warrants to Purchase Class A Common Stock

|_| Units (consisting of 2 shares of Class A Common Stock and one Warrant) (Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.             Yes |_|     No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                            [Cover page 1 of 2 pages]

      As of December 27, 1999, the aggregate market value, based on the average bid and asked prices of the issuer's voting stock (Class A Common Stock), held by non-affiliates was approximately $60,000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

      As of December 27, 1999, there were 7,044,053 shares of Class A Common Stock outstanding.

Forward Looking Statements: This Report contains, or incorporates by reference, certain statements that may be deemed "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices, and other factors discussed in the Company's filings under the Securities Act and the Exchange Act. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE.

                            [Cover page 2 of 2 pages]

                                     PART I

Item 1. BUSINESS.

      On October 22, 1998, the Company's United Kingdom-based subsidiaries, constituting all of its assets and operations, were placed into receivership in the UK pursuant to Section 48 of the Insolvency Act of 1986. This receivership was caused by an erosion in the business operations of the subsidiaries caused by the deterioration of the market for its goods and services in the Far East, as well as the finalization of a major troubled contract for Rolls Royce, whereupon the new owners of Rolls Royce advised the Company that no further contracts relating to the completed contract would be forthcoming in the immediate future. This, in turn, caused management to close operations at the facility in Warwick, England and caused these entities to incur significant labor and other termination costs. Following appointment of the receiver, certain of the existing contracts were completed and the businesses were advertised for sale. On or about November 27, 1998, the manufacturing, plant and machinery sectors of the UK subsidiaries were sold by the receiver to Group Lotus and the funds maintained by the UK entities for payment of outstanding indebtedness.

      In view of the foregoing, the Company, having disposed of its United Kingdom assets and operations, is attempting to clear its liabilities, and prepare to seek either an acquisition or to be, itself, acquired by another entity.

      There are estimated to be due and owing by the Company approximately $156,384 to banks, professionals and others.

      We also failed to file our periodic reports with the Securities and Exchange Commission and, as a result, were delisted from the National Association of Securities Dealers' Bulletin Board. We are attempting to update our SEC reporting in order that we may become potentially attractive to a privately-held company interested in becoming a publicly-held company, without the costs and the time incurred in publicly distributing its securities.

Proposed Business.

      We currently have no operations, no revenues, own no assets and we have not engaged in any business activities since October 22, 1998. We intend to restructure ourselves in order to be used as a "public shell" for a suitable privately-held company with both a business history and operating assets that has the intention to become public. We do not intend to combine with a privately-held company determined to be an investment company that would then subject our Company to the Investment Company Act of 1940, as amended.

      We believe a privately-held company intending to merge, consolidate or reorganize with us will have the advantage of acquiring an ownership interest in a public company without the costs and the time that would be incurred when conducting an initial public offering.

      We believe that the process of selecting a suitable privately-held company and the subsequent merger or business transaction with us to become a public company may be extremely complex and risky. In our search for a suitable privately-held company to merge with us, we are determined to consider only entities that we believe have growth opportunities. Because we have no business activities and no current source of revenue we may be unable to satisfy any liabilities incurred prior to the combination with a privately-held company. If negotiations and transactions fail prior to a successful consummation, we may not be able to continue to pursue new business opportunities with other privately-held companies. If this occurs, it is foreseeable that our Company's common stock may become worthless and our stockholders may receive, if any, a nominal distribution upon our Company's liquidation and dissolution.

      We can not predict the resulting value of the merger or business transaction for the owners of the privately-held company selected for a business combination. The privately-held company selected for the business combination may incur significant expenses and costs associated with the business combination including legal, accounting and administrative fees and expenses.

Item 2. PROPERTIES.

      The Company presently occupies temporary office facilities at 4 Ash Way, Netherend, Lydney, Gloucestershire, United Kingdom on a zero cost basis.

Item 3. LEGAL PROCEEDINGS.

      There are two claims pending by a former public relations firm and a former financial consultant, respectively. The Company has been contesting the claims against it (the first of which is in litigation) and has asserted cross-claims and/or counterclaims; however, the outcome of these matters cannot be predicted.

      On October 22, 1998 the Company's United Kingdom based subsidiaries, constituting all of its assets and operations, were placed into receivership in the UK pursuant to Section 48 of the Insolvency Act of 1986.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1999.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Trading in the Company's shares of Class A Common Stock and Warrants, until October 20, 1999, took place on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the following symbols:

      Class A Stock           CMDA
      Warrants                CMDAW

      The Company's shares and warrants were de-listed from the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. on October 20, 1999.

      The following table sets forth the range of high and low sales prices for the Company's Class A Common Stock for the Company's two most recent fiscal years:

      Fiscal 1999:                             High                Low

      6/01/98 - 8/31/98                      $ 3.00             $ 0.625

      9/01/98 - 11/30/98                       1.00               0.125

      12/01/98 - 2/29/99                       0.4375             0.0625

      3/01/99 - 5/31/99                        0.1875             0.0625

      Fiscal 1998:                             High                Low

      6/01/97 - 8/31/97                      $ 5.25             $ 3.38

      9/01/97 - 11/30/97                       3.97               3.33

      12/01/97 - 2/29/98                       4.00               3.38

      3/01/98 - 5/31/98                        4.31               2.75

The closing price of the Class A Common Stock on December 28, 1999 was $.05.

(b) The number of record holders of the Company's Class A Common Stock was approximately 50 on December 27, 1999, computed by the number of record holders, excluding record holders for whom shares are being held in the name of brokerage houses and clearing agencies.

(c) The Company has paid a cash dividend at the annual rate of $.05 per share on its Class A Common Stock from July, 1996 through the period ending April 11, 1997, but has not paid dividends since that date.

Item 6. SELECTED FINANCIAL DATA.

      The financial statements required by this Item are set forth at the pages indicated following page 14 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

      On October 22, 1998, the Company's United Kingdom based subsidiaries, constituting all of its assets and operations, were placed into receivership in the UK pursuant to Section 48 of the Insolvency Act of 1986. This receivership was caused by an erosion in the business operations of the subsidiaries caused by the deterioration of the market for its goods and services in the Far East, as well as the finalization of a major troubled contract for Rolls Royce, whereupon the new owners of Rolls Royce advised the Company that no further contracts relating to the completed contract would be forthcoming in the immediate future. This, in turn, caused management to close operations at the facility in Warwick, England and caused these entities to incur significant labor and other termination costs. Following appointment of the receiver, certain of the existing contracts were completed and the businesses were advertised for sale. On or about November 27, 1998, the manufacturing, plant and machinery sectors of the UK subsidiaries were sold by the receiver to Group Lotus and the funds maintained by the UK entities for payment of outstanding indebtedness.

      In view of the foregoing, the Company, having disposed of its United Kingdom assets and operations, is attempting to clear its liabilities, and prepare to seek either an acquisition or to be, itself, acquired by another entity.

      There are estimated to be due and owing by the Company approximately $156,384 to banks, professionals and others.

Plan of Business

      Within the next twelve months, we intend to restructure ourselves in order to be used as a "public shell" for a suitable privately-held company with both a business history and operating assets that has the intention to become public. We do not intend to combine with a privately-held company determined to be an investment company that would then subject our Company to the Investment Company Act of 1940, as amended. We believe a privately-held company will combine with our "public shell" in either a merger, consolidation, reorganization, or any other form that will subsequently create a publicly-held company when the two companies combine.

      We believe a combination will create the advantage of acquiring an ownership interest in a public company without the costs or the time that would be incurred when conducting an initial public offering.

We believe that the process of selecting a suitable privately-held company and the subsequent merger or business transaction with us to become a public company may be extremely complex and risky. In our search for a suitable privately-held company to combine with us, we are determined to consider only companies we believe have growth potential and opportunities. There may be significant changes in the number of our employees if a business combination occurs. Because we will rely on the information as provided by the management of the potential company, there may be information concerning the potential company that we may not have discovered through our own investigative research of the management, key personnel, financial structure and facilities, or information which might have been concealed by the potential company.

We currently have no revenue, no operations and own no assets. We are an inactive Delaware corporation and may remain dormant if we do not merge or combine with another company. We cannot predict the future financial condition of our Company. We may be unable to satisfy any liabilities incurred prior to the combination with a privately-held company. If negotiations and transactions fail prior to a successful consummation, we may not be able to continue to pursue business opportunities with other new privately-held companies. If this occurs, it is foreseeable that our Company's Common Stock may become worthless and our stockholders may receive, if any, a nominal distribution upon our Company's liquidation and dissolution.

We can not predict the resulting value of the merger or business transaction for the owners of the privately-held company selected for the business combination. The privately-held company selected for the business combination may incur significant expenses and costs associated with the business transaction including legal, accounting and administrative fees and expenses. Further, it may be difficult for the combined companies to afford marketing campaigns, new developments or the ability to manufacture or provide services.

We can not provide any assurance that the combined company will be able to receive additional equity or debt financing or funding from a third-party if the combined company subsequently requires it.

The Company has outstanding six hundred and fifty (650) shares of Convertible Preferred Stock which are convertible into shares of Common Stock, and warrants to acquire up to one million, three hundred and ninety-three thousand, five hundred (1,393,500) shares of Common Stock. The Company has also agreed to provide certain registration rights under the Securities Act and the rules and regulations thereunder. If the outstanding shares of preferred stock are converted and/or the warrants exercised, the rights of our existing common stockholders could be adversely affected by among other things, the loss of their voting control to others. Also, under the Certificate of Incorporation, the Company is authorized to issue up to an additional nine million, nine hundred and ninety-nine thousand and two hundred (9,999,200) shares of Preferred Stock.

FISCAL YEAR ENDED MAY 31, 1999 ("FISCAL 99") AS COMPARED TO FISCAL YEAR ENDED MAY 31, 1998 ("FISCAL 98").

Summary of Operations

Since the UK assets were placed in receivership and substantially disposed of during the quarter ended November 30, 1998, and these subsidiaries are no longer operating, the Company's results of operations for this period exclude such discontinued operations. The Company's revenues for Fiscal 1999 were approximately $4,225,317 compared to $25,127,804 in Fiscal 1998. The loss for Fiscal 1999 was $196,394 compared to $3,723,518 in Fiscal 1998.

FISCAL YEAR ENDED MAY 31, 1998 ("FISCAL 98") AS COMPARED TO FISCAL YEAR ENDED MAY 31, 1997 ("FISCAL 97").

      On a historical basis, CAM UK has conducted its operations and reported its financial results in Pounds; however, its financial statements are set forth in US Dollars for years ended May 31, 1998 and 1997, since this is the currency in which the Company makes its financial reports.

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

      Gross margins on sales improved during Fiscal 98 compared to Fiscal 97 by virtue of the fact that the cost overruns that the Company experienced in Fiscal 97 were largely absent. However, margins of profit in general continued to be adversely impacted, both as a result of highly competitive conditions in the Company's markets as well as the shift to a greater percentage of design and engineering services in the Company's automotive contracts (which generate a lower profit margin) over the manufacturing and tooling operations which, both in aerospace and automotive activities, have historically given the Company higher profit margins. In an effort to control costs and its attempt to restore profitability, the Company, among other things:

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

      In the latter part of Fiscal 98, the Company also encountered a number of extraordinary and/or unexpected circumstances that adversely affected its operations. These were:

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

Liquidity and Capital Resources

Fiscal 99:

      For the reasons indicated above, the Company's liquidity is nil, it has negative working capital, and it must seek sources of both temporary and long-term financing for the continuation of its existence and for the purpose of implementing its search for a merger or other strategic partner. As noted above, there can be no assurance that such source of financing will be available for the Company, that it will be able to enter into a new business, or that it will survive as a viable entity.

Fiscal 98:

      The directors have considered the future working capital requirements of the Company and have concluded that agreement will need to be reached with the Group's bankers regarding continuing facilities and an injection of additional funds will be required in the immediate future, if the Company is to continue to operate as a going concern. Preliminary discussions are currently taking place with a consortium of potential investors. No assurance can be given that either new investor funds or continuing bank facilities will materialize.

      In the event that the Company is unable to secure appropriate funding, or is otherwise unable to trade, adjustments would have to be made to reduce the value of assets to their recoverable amount, to provide for any further liabilities that might arise and to reclassify fixed assets and long term liabilities as current assets and liabilities.

Net Operating Losses

      Because the losses were largely generated by the UK discontinued operations, it does not presently appear likely that the Company will have the availability of significant loss carry forwards applicable against future U.S. tax liabilities, if any.

Year 2000 Compliance

      The Company had previously organized a special team of employees in its computer technology section to examine year 2000 considerations. The preliminary report of this Company was that year 2000 issues would not be significant or material to the operations of the Company since substantially all of the computer software utilized was upgradable to easily eliminate any timing issues and the cost of upgrades was covered by existing contracts with the respective software vendors. In light of the Company's reduced operations, these considerations are moot.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements required by this Item are set forth at the pages indicated following page 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      The company's auditors, KPMG (located in Birmingham, England) resigned on February 19, 1999 following the liquidation of the U.K. subsidiaries. There were no disagreements with such auditors.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      During the year ending May 31, 1999 the following individuals served as executive officers and directors of the Company:

NAME                        AGE          POSITIONS

John R. Davidson            47           Chairman of the Board of Directors,
                                          President, Chief Executive Officer
                                          and a director
Robert A. Righton           35           Chief Financial Officer, Secretary
                                          and a director
Peter D. Horbury            48           Director
Theodore Sall, Ph.D.        70           Director
Adrene Carty                47           President, Chief Executive Officer
                                         and a director

During the year ending May 31, 1999, Messrs. Davidson, Righton, Horbury and Sall resigned as directors and officers of the Company. At May 31, 1999, Adrene Carty, who took office on April 21, 1999, was President, Chief Executive Officer and the sole director of the Company.

Adrene Carty resigned as President, Chief Executive Officer and director of the Company on September 7, 1999. On the same date, Geoffrey Taylor was appointed sole director and president of the Company.

On October 14, 1999 the following appointments were made:

Franz Skryanz                       Secretary, Treasurer and director
Ira Lavin                           Director

GEOFFREY TAYLOR Age 58, is Chairman of the Board, President and Chief Executive Officer of the Company. For the past five years, he served as a management consultant for Geoffrey Taylor & Associates, a management consulting company. He is an experienced international business man and management consultant, having worked with many sectors of commerce and industry in the UK and the USA.

FRANZ SKRYANZ Age 61, is Secretary and Treasurer of the Company. From December 1995 to July 1999, he served as Treasurer and Chief Financial Officer of Nyros Telecom Services, Inc. ("Nyros"), a privately held company with telecom ventures in Russia. Prior to Nyros, he was active as a private consultant to several start up businesses. He has extensive experience both as chief corporate financial officer and as a consultant in all areas of financial management and corporate administration. He has held senior positions in diverse commercial environments and is a seasoned financial executive with a broad background in international business.

IRA LAVIN Age 80 is a director of the Company. For the past five years, he has served as a private consultant. The former President and CEO of Camelback Cablevision, he is an acknowledged media expert and, in partnership with Dick Van Dyke, was responsible for developing the metro Phoenix cable market. He has also owned and operated radio stations in the Phoenix market. Currently he is active in strategic planning in broad marketing activities.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      During the fiscal year ended May 31, 1999, based solely upon an examination of the public filings, all of the Company's officers and directors, excluding Adrene Carty, timely filed reports on Forms 3 and 4.

ITEM 11. EXECUTIVE COMPENSATION.

      Directors who were not executive officers of the Company were compensated for their services as such at the rate of approximately $5,000 per annum, plus direct out-of-pocket reasonable expenses incurred in the course of performance of their duties. In addition, each non-executive director received an option under the Company's 1995 Stock Option Plan to acquire 5,000 shares of Class A Common Stock, at an exercise price of $5.00 per share, all of which options are presently exercisable.

      The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1999, 1998 and 1997 for (i) John R. Davidson, who was the Chief Executive Officer at the end of those fiscal years (excluding 1999) and (ii) Robert Righton who was Chief Financial Officer at the end of those fiscal years (excluding 1999). No other executive officer of the Company received salary and bonus compensation that exceeded $100,000 in those fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation(1)
 Name and
                                                 Annual          Other
Principal Position                    Year       Salary ($)   Compensation ($)
--------------------                  ----       ----------   ------------

John R. Davidson                       1999       67,500       26,232(3)
Chief Executive Officer                1998      202,544       78,695(4)
                                       1997      202,665       68,415(2)

Robert Righton                         1999       26,606        8,866(6)
Chief Financial Officer                1998       79,820(8)    26,606(7)
                                       1997      114,187       26,278(5)

----------

(1) Calculated at an exchange rate of $1.65 per Pound for Fiscal 1998, $1.64 per Pound for Fiscal 97.
(2) Of such amount, $34,451 was a pension contribution and $32,467 was for provision of a Company car.
(3) Of such amount, $11,487 was a pension contribution and $13,500 was for provision of a Company car.
(4) Of such amount, $34,462 was a pension contribution and $40,503 was for provision of a Company car.
(5) Of such amount, $11,419 was a pension contribution and $13,878 was for provision of a Company car.
(6) Of such amount, $2,660 was a pension contribution and $5,272 was for provision of a Company car.
(7) Of such amount, $7,983 was a pension contribution and $15,817 was for provision of a Company car.
(8) Represents pro-rata payment of annual salary due since Mr. Righton was allowed to work on a less than full-time basis.

1995 STOCK OPTION PLAN

      Under the Company's 1995 Stock Option Plan (the "Plan"), officers, directors and other key employees and independent contractors who perform services on behalf of the Company may be granted either nonqualified stock options or incentive stock options for the purchase of up to 500,000 shares of the Company's Class A Common Stock. Options to grant 418,000 shares were granted under the Plan. However, as a result of the Company's restructuring and changing of personnel the options previously granted have lapsed. The Company currently can grant up to 500,000 shares of the Company's Class A Common Stock. The Plan also provides for the issuance of stock appreciation rights in connection with the granting of stock options. Option prices may not be less than 100% of the fair market value of the Class A Common Stock on the date of grant and unexercised options expire not more than ten years from date of grant. The Plan is administered by a Stock Option Committee ("Committee") of the Board of Directors. Stock options are granted to management and others based upon a variety of criteria including the position held by such executive, employee or other person, the responsibilities with which such person is charged, the person's length of service with the Company, and the necessity and desirability to the Company of rendering an incentive to such person to continue his relationship with the Company and to enthusiastically foster the Company's best interests. Subject to the guidelines of the Plan, the Committee determines to whom options will be granted, the type of options to be granted, the number of shares, the option price per share, and the time when the options may be exercised.

      Both incentive stock options and non-statutory stock options may be granted under the Plan to eligible participants, at a price to be determined by the option committee, provided, however, that incentive stock options must be granted at an exercise price not less than the fair market value of the shares on the date of the grant. Such exercise price may be payable in cash or, with the approval of the Committee, by a combination of cash and/or shares. Shares received upon exercise of options granted under the Plan will be subject to certain restrictions on sale or transfer. The term of any option may not exceed ten years from the date of grant. Conditions for the exercise of options, which must be consistent with the terms of the Plan, are fixed by the Committee. All options heretofore granted under the Plan to officers, employees or directors are for a term of five years, are not exercisable until after the first anniversary of the date of grant, and are thereafter exercisable.

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

      There were no stock option grants or exercises to the named executive officers during Fiscal 99.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table of stock ownership and notes thereto relate as of December 28, 1999 to the Class A Common Stock of the Company by (i) each person known to be the beneficial owner of more than 5% of such voting security, (ii) each director, (iii) each named executive officer and (iv) all executive officers and directors as a group. The percentages have been calculated by taking into account all shares of Class A Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the shares owned.

                                                     Amount and
                                                     Nature of
                                                     Beneficial
Name and Address                                     Ownership
of Beneficial Owner                                  of Class (1)(2)   Percent
-------------------                                  ---------------   -------

Christopher D. Taylor                                1,000,000          14.3%
360 West 22nd Street, Apt. 16B
New York, New York 10011

Ned Elgart                                             651,000           9.3%
c/o Cam Designs Inc.
4 Ash Way, Netherend, Lydney
Gloucestershire, GL 15 6QA
England

Franz A. Skryanz                                        75,000           1.0%
30 East 81st Street
New York, New York 10028

Geoffrey Taylor(3)                                      75,000           1.0%
Baysham Court, Sellack
Ross-on-Wye, Herefordshire
HR9 6QR England

Ira Lavin                                               50,000            .1%
5203 N. 24th Street, #102
Phoenix, AZ 85016

All directors and executive officers
  as a group (3 Persons)                               200,000           2.8%

----------

(1) Based on a total of 7,044,053 shares of Class A Common Stock issued and outstanding.

(2)   All such ownership is direct unless otherwise stated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            N/A

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

      (a)   Documents filed as part of this report:

      1.    Financial Statements

            Consolidated Financial Statements of CAM Designs Inc. and
            Subsidiaries

            Independent Auditors' Report
            Consolidated Balance Sheets - Years Ended May 31, 1999 and 1998 Consolidated Statements of Operations - Years Ended May 31, 1999
                 and 1998
            Consolidated Statements of Stockholders' Equity (Deficit) - Years
                 Ended May 31, 1999 and 1998
            Consolidated Statement of Cash Flows - Years Ended May 31, 1999 and
                 1998
            Notes to Consolidated Financial Statements - Years Ended May 31,
                 1999 and 1998

      2.    Financial Statement Schedules:

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

      3.    Exhibits and Index:

            The following were filed as exhibits to the Company's Registration Statement on Form SB-2 (File No. 33-92456) and are hereby incorporated by reference herein:

      Exhibit                                   Description
      No                                        -----------
      ------------

      3.1               Restated Certificate of Incorporation of the Registrant.

      3.1A              Amended Certificate of Incorporation of the Registrant.

      3.2               By-Laws of the Registrant.

      4.1 Form of Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, including form of Warrant.

      4.2               Specimen Class A Common Stock, Warrant and Unit
                        Certificates.

      10.1              1995 Stock Option Plan

      10.5 Form of Unit Purchase Option between the Registrant and the Underwriter.

      (b) No Reports on Form 8-K were filed by the Registrant during the fiscal quarter ended May 31, 1999.

                        CAM DESIGNS INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents

Independent Auditors' Report                                                 F-2

Consolidated balance sheets at May 31, 1999 and 1998                         F-3

Consolidated statements of operations for the years ended
    May 31, 1999 and 1998                                                    F-5

Consolidated statements of stockholders' equity (deficit)
    for the years ended May 31, 1999 and 1998                                F-6

Consolidated statements of cash flows for the years ended
    May 31, 1999 and 1998                                                    F-7

Notes to consolidated financial statements for the year ended
    May 31, 1999                                                             F-8

                          Independent Auditors' Report

The Board of Directors
CAM Designs Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CAM Designs Inc. and Subsidiaries as of May 31, 1999 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements at May 31, 1998, were audited by KPMG - Main Hurdman whose report dated September 14, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAM Designs Inc. and Subsidiaries at May 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Liebman Goldberg & Drogin, LLP
Garden City, New York

December 13, 1999

                        CAM DESIGNS INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     Assets
                                                      May 31, 1999  May 31, 1998
                                                      ------------  ------------

Current Assets:
     Cash in bank                                      $       65   $     3,065
     Contract billings receivable, less allowance
       for doubtful accounts of $176,040                       --     2,626,267
     Inventories                                               --       704,918
     Prepaid expenses                                          --       171,304
     Other receivables                                         --        42,993
     Income taxes receivable                                   --        31,000
                                                       ----------   -----------

             Total current assets                              65     3,579,547
                                                       ----------   -----------

Investment                                                     --         1,708
                                                       ----------   -----------

Property, Plant and Machinery:
     Freehold property                                         --       326,465
     Leasehold property                                        --       535,945
     Plant and machinery                                       --    10,558,872
     Less: accumulated depreciaiton and amortization           --    (6,482,240)
                                                       ----------   -----------

             Total property, plant and machinery               --     4,939,042
                                                       ----------   -----------

Goodwill, less accumulated amortization                    46,555        46,555

Deferred tax asset                                             --        65,498
                                                       ----------   -----------

             Total assets                              $   46,620   $ 8,632,350
                                                       ==========   ===========

                       See notes to financial statements.

                        CAM DESIGNS INC AND SUBSIDIARIES

                      Liabilities and Stockholders' Deficit

                                                     May 31, 1999   May 31, 1998
                                                     ------------   ------------
Current Liabilities:
  Bank overdraft                                     $        --    $ 1,846,708
  Current installments of obligations under
    bank loan                                                 --         19,361
  Current installments of obligations under
    capital leases                                            --        845,209
  Current installments of obligations under loan              --        199,988
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         --             --
  Trade accounts payable                                 140,884      1,710,078
  Accrued expenses                                        15,500      3,109,355
                                                     -----------    -----------
     Total current liabilities                           156,384      7,730,699

  Obligation under bank loan excluding current
    installments                                              --        213,603
  Obligation under capital leases excluding
    current installments                                      --        364,135
                                                     -----------    -----------

     Total liabilities                                   156,384      8,308,437
                                                     -----------    -----------

Stockholders' Deficit
  Class "A" convertible preferred stock,
     $.001 par value 1,000,000 shares
     authorized 800 shares issued and
     outstanding                                               1              1
  Class "A" common stock, $.001 par value,
     9,000,000 shares authorized 2,642,859
     shares issued and outstanding                         2,643          2,643
  Additional paid-in-capital                           6,242,375      6,242,375
  Currency translation adjustment                             --        237,283
  Deficit                                             (5,879,783)    (5,683,389)
  Treasury stock: 75,000 common shares at cost          (475,000)      (475,000)
                                                     -----------    -----------
     Total Stockholders' deficit                        (109,764)       323,913
                                                     -----------    -----------

     Total liabilities and Stockholders' deficit     $    46,620    $ 8,632,350
                                                     ===========    ===========

                       See notes to financial statements.

                        CAM DESIGNS INC AND SUBSIDIARIES

                             STATEMENT OF OPERATIONS

                           For the year ended May 31,

                                                     1999              1998
                                                 ------------      ------------

Net sales                                        $  4,225,317      $ 25,127,804

Cost of goods sold                                         --       (22,636,747)
                                                 ------------      ------------

Gross profit                                        4,225,317         2,491,057

Selling, general and
      administrative expenses                       4,313,006         5,619,248
                                                 ------------      ------------

Loss before other expenses and
      provision for income taxes                      (87,689)       (3,128,191)
                                                 ------------      ------------

Other (Income) Expenses
      Depreciation and amortization                   175,480                --
      Investment income                                                 (23,191)
      Interest expense                                 48,114           614,735
                                                 ------------      ------------

      Total other expenses                            223,594           591,544
                                                 ------------      ------------

Loss before provision for income taxes               (311,283)       (3,719,735)

Provision for income taxes                            114,889            (2,783)
                                                 ------------      ------------

Net (loss)                                       $   (196,394)     $ (3,722,518)
                                                 ============      ============

Basic and diluted weighted average loss
  per ordinary share                             $      (0.07)     $      (1.63)
                                                 ============      ============

                       See notes to financial statements.

                        CAM DESIGNS INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For the year ended May 31, 1999 and 1998

                             COMMON        CONVERTIBLE       ADDITIONAL        CURRENCY         ACCUMULATED        TREASURY
                             STOCK          PREFERRED         PAID IN        TRANSLATION          DEFICIT           STOCK
                                              STOCK           CAPITAL        ADJUSTMENT
                             --------      -----------      -----------      -----------        ----------       -----------
Balance June 1, 1997         $  2,250      $        --      $ 4,229,765      $   171,222        (1,960,871)        ($475,000)

Net Loss                                                                                        (3,722,518)

Issue of shares                   393                1        2,012,610

Exchange difference                                                               66,061
                             --------      -----------      -----------      -----------       -----------         ---------

Balance June 1, 1998            2,643                1        6,242,375          237,283        (5,683,389)         (475,000)

Net Loss                                                                                          (196,394)

Effect of write off                                                             (237,283)

Balance May 31, 1999         $  2,643      $         1      $ 6,242,375      $        --       $ 5,879,783         ($475,000)
                             ========      ===========      ===========      ===========       ===========         =========

                       See notes to financial statements.

                        CAM DESIGNS INC AND SUBSIDIARIES

                        COMBINED STATEMENT OF CASH FLOWS

                           For the year ended May 31,

                                                              1999              1998
                                                          -----------       -----------
Cash Flows from Operating Activities:
Net cash (used in) operating activities                   $  (125,010)      $(2,717,998)
                                                          -----------       -----------

Cash Flows from Investing Activities
  Capital expenditure                                              --        (1,122,884)
                                                          -----------       -----------

     Net cash (used in) investing activities                       --        (1,122,884)
                                                          -----------       -----------

Cash Flows from Financing Activities
  Repayment of borrowings                                          --           (14,407)
  Principal payments under capital lease obligations               --           (79,517)
  Proceeds from issuance of ordinary stock                         --         1,213,004
  Proceeds from issuance of preference shares                      --           800,000
  Receipt of loan                                                  --            54,065
  Payments to redeem stock                                         --                --
  Dividends paid                                                   --                --
  Bank overdraft                                                   --         1,523,890
  Repayment of promissory note                                     --          (214,000)
                                                          -----------       -----------

     Net cash provided by (used in) financing
        activities                                                 --         3,283,035
                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents          566,386          (557,847)

Cash and cash equivalents at beginning of year             (1,846,708)          545,515

Writeoff of bank overdraft                                  1,642,680

Exchange gain                                                (237,283)           15,397
                                                          -----------       -----------

Cash and cash equivalents at end of year                  $        65       $     3,065
                                                          ===========       ===========

                       See notes to financial statements.

                        CAM DESIGNS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1999

Note 1 - Summary of Significant Accounting Policies

      Organization and Description of Business

      On September 9, 1994, CAM Designs Inc. was incorporated as MGA Holdings Inc. The Company name was changed to CAM Designs Inc. ("CAM") on April 18, 1996. CAM is a holding company and has not engaged in any commercial operations since incorporation.

      On October 4, 1995, MGA Holdings Limited changed its name to CAM Designs Limited and on July 27, 1995, the shareholders of MGA Holdings Limited ("MGA") surrendered 100% of the issued shares of MGA (63,200 cumulative convertible participating preference shares of (pound) 1 each, 54,551 ordinary shares of (pound) 1 each) to CAM. As a result, MGA became a wholly owned subsidiary of CAM. No new basis of accounting was deemed to have arisen and as such, the difference in book values on acquisition was charged to additional paid-in capital.

      As part of the acquisition of MGA, 785,000 class "B" common shares were issued to Company management in exchange for their shareholding in MGA and $2,030,851 in consideration was paid to a corporate stockholder, for its common stock held in MGA. The consideration was satisfied by $1,602,851 in cash and (pound) 270,000 promissory notes. The promissory notes were payable in two installments, without interest, with the first installment paid on May 31, 1996 and the second installment on May 31, 1997.

      CAM Designs Limited (formerly MGA Holdings Limited) and its subsidiaries operated three sites in the United Kingdom engaged in the provision of vehicle design and engineering services to the automotive and aerospace industries. During recent years, a significant proportion of sales were to customers in the automotive sector. The Company's raw materials are readily available and the Company is not dependent on a single supplier.

      On October 22, 1998, the Company's United Kingdom subsidiaries, constituting all of its assets and operations, were placed into receivership. Operating facilities were closed, certain contracts completed and certain equipment and facilities were sold and payments used to liquidate outstanding indebtedness. Certain other assets are still available for sale, but proceeds (if any) will not come to the Company.

                        CAM DESIGNS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1999

Note 1 - Summary of Significant Accounting Policies (Continued)

      Basis of Consolidation

      The consolidated financial statements include the financial statements of CAM Designs Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

      Going Concern

      For the year ended May 31, 1999, the Company's cash flows were insufficient to cover its working capital requirements. The principal reason for the net cash outflow was significant losses on contracts, which had commenced in prior financial years.

      Additionally, the liquidation of the United Kingdom subsidiaries and discontinuance of current business activities raise doubt about the Company's ability to continue as a going concern. The Company has considered its working capital needs and must seek sources of both temporary and permanent capital sources or other strategic partners. There is presently no assurance that a resolution for continuance as a viable entity will occur.

      Foreign Currency Translation

      All assets and liabilities of operations outside the United States are translated into US dollars at period end exchange rates and income and expenses are translated at average rates for the period. Gains and losses resulting from translation are usually included in the foreign currency translation adjustment component of stockholders' equity, however, the severance of the subsidiaries has effected the translation as a cash flow item only.

      Revenue Recognition

      Revenues on short-term contracts were accounted for on the completed contract method and included in income upon substantial completion or shipment to the customer.

      Long-term contracts were valued at cost plus attributable profits less provisions for future losses where appropriate. Attributable profit is recognized where, in the opinion of the Company, the outcome of the contract can be assessed with reasonable certainty and is the difference between the reported values of work completed in turnover and the costs for that contract.

                        CAM DESIGNS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1999

Note 1 - Summary of Significant Accounting Policies (Continued)

      Inventories

      Raw material and work in progress on contracts were valued at the lower of cost or market. Work in progress includes attributable labor and overhead expenses. There is no ending inventory, as all subsidiaries were severed in receivership.

      Property, Plant and Machinery

      Property, plant and machinery are stated at cost. Plant and machinery held under capital leases is stated at the equivalent of the present value of minimum lease payments.

      Depreciation on property, plant and machinery is calculated using the straight-line method over the estimated useful lives of the assets. Plant and machinery held under capital leases and leasehold property are amortized using the straight line method over the shorter of the lease term or estimated useful life of the asset.

      All fixed assets have been written off as part of the receivership and severance of the subsidiaries.

      Goodwill

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited. The Company assessed the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

      Income Taxes

      Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or all of the deferred tax asset will not be realized.

                        CAM DESIGNS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1999

Note 1 - Summary of Significant Accounting Policies (Continued)

      Pension

      The group had a defined contribution pension plan. Total contributions to the plan during the year ended May 31, 1999 was $102,462 and for May 31, 1998 was $330,333.

      Cash and Cash Equivalents

      All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

      Loss Per Common Share

      Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. The weighted average number of common shares used to calculate loss per common share during May 31, 1999 and 1998 was 2,642,859 and 2,285,181, respectively.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the years then ended. Actual results could differ from those estimates.

Note 2 - Major Customers

      The Company had four major customers in the automotive and aerospace industries, which accounted for approximately 49% of the Company's revenue. In 1998, the major customers accounted for 17.5%, 11.2%, 10.5% and 10% of Company's revenue, respectively. No other customer accounted for 10 percent or more of Company's revenue in 1998.

                        CAM DESIGNS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1999

Note 3 - Industry Segment Information

      Principal financial data by industry
      segment is as follows:

                                                1999              1998
                                                ----              ----
      Net sales

      Automotive industry                    $ 1,955,561       $16,767,064
      Aerospace industry                         496,108         2,426,040
      Placement of personnel                   1,773,648         5,934,700
                                             -----------       -----------

      Total revenues                         $ 4,225,317       $25,127,804
                                             ===========       ===========

Note 4 - Inventories

      Inventories consist of the following:
                                                         1999          1998
                                                         ----          ----
      Cost and estimated earnings in excess of
      billings on uncompleted contracts (see below)   $         0   $   539,517

      Raw materials and consumables                             0       165,401
                                                      -----------   -----------
                                                      $         0   $   704,918
                                                      ===========   ===========

      Uncompleted contracts comprise:

      Costs incurred on uncompleted contracts$                  0   $ 2,287,373
      Estimated earnings                                        0       346,896
                                                      -----------   -----------
                                                                0     2,634,269
      Less: billings to date                                    0    (2,094,752)
                                                      -----------   -----------
                                                      $         0   $   539,517
                                                      ===========   ===========

      Included in the accompanying balance sheets under the following captions:

      Costs and estimated earnings in excess of
        billings on uncompleted contracts (included
        in inventories)                               $         0   $   539,517
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                       0             0
      Provision for contract losses included in
        expenses                                                0             0
                                                      -----------   -----------
                                                      $         0   $         0
                                                      ===========   ===========

                        CAM DESIGNS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1999

Note 5 - Leases

      The group was obligated under various capital leases for certain plant and machinery that expired at various dates during the next five years. At May 31, 1999, there are no continuing or existing leases due to the severance of all operating divisions.

Note 6 - Income Taxes

      Income tax benefit/(expense) attributable to income consists of:

                                           Net       Current     Deferred
                                           ---       -------     --------
      Year ended May 31, 2000          $ 114,889    $ 114,889   $       0
      Year ended May 31, 1999          $  (2,783)   $ 137,220   $(140,003)

      Income tax expense/(benefit) attributable to loss was $114,889 and $(2,783) for the years ended May 31, 1999 and 1998 respectively and differed from the amounts computed by applying the statutory United Kingdom rate of 31% to pre-tax (loss)/income as a result of the following:

                                                     1999           1998
                                                     ----           ----
      Corporate benefit (tax) at United Kingdom
       Statutory rate                             $   114,889    $ 1,174,926
      Non-deductible expenses                               0        (46,500)

      Taxable losses not recorded                           0     (1,131,209)
                                                  -----------    -----------

      Benefit (Provision) for income taxes        $   114,889    $    (2,783)
                                                  ===========    ===========

      Effective rate                                        0%             0%
                                                  ===========    ===========

      The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset at May 31, 1999 and 1998 are presented below:

                                                  1999           1998
                                                  ----           ----
      Deferred tax assets relating to:

      Short-term timing differences            $         0    $         0
      Taxable losses available net of
       liabilities for future profits                    0      1,196,707
      Valuation allowance                                0     (1,131,209)
                                               -----------    -----------
                                               $         0    $    65,498
                                               ===========    ===========

                        CAM DESIGNS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1999

Note 7 - Bank Overdraft

      The Company had an overdraft facility available from the National Westminster Bank of (pound) 1,050,000. The overdraft facilities were subject to daily review by the bank and granted on terms that they may be at any time and without prior notice be withdrawn on advice by the Bank. Outstanding sums were repayable on demand. Interest was charged at a rate equal to the Bank's base rate plus 2.5% per annum.

      The facilities were secured by:

      (1)   a composite guarantee between certain group companies;

      (2) legal mortgage debenture from certain group companies incorporating fixed and floating charges over the assets;

      In addition, the group had an overdraft facility available from DG Bank Deutsche Genossenschaftsbank of (pound) 250,000 and a further $250,000 credit line with Michigan National Bank. The terms and conditions were similar to those noted in respect of the overdraft facility available from the National Westminster Bank, however, interest will be charged at a rate equal to the Bank's base rate plus 2% per annum.

      The facility with DG Bank Deutsche Genossenschaftsbank was secured by a composite guarantee between certain group companies.

      All lines of credit and overdraft facilities are part of the several subsidiaries in receivership.

Note 8 - Long-Term Debt

      Long-term debt consisted of the following:

                                                   1999            1998
                                                   ----            ----

      Loan (secured)                            $       0       $ 232,964
      Less: Current installment                         0         (19,361)
                                                ---------       ---------

                                                $       0       $ 213,603
                                                =========       =========

      The bank loan was secured on the property with a net book value of $326,465 at May 31, 1998.

      Interest was payable on this loan at a rate of 2 1/2 % above the UK base bank lending rate.

      The loan was part of the severed subsidiary.

                        CAM DESIGNS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1999

Note 9 - Property, Plant and Machinery

                                  Freehold    Leasehold     Plant and
                                  Property    Property      Machinery          Total
                                  --------    --------      ---------          -----
Cost

At beginning of year             $ 328,218    $ 538,822    $  9,392,186    $ 10,259,226
Additions                                0            0       1,254,486       1,254,486
Disposals                                0            0         (37,853)        (37,853)
Exchange adjustment                 (1,753)      (2,877)        (49,947)        (54,577)
                                 ---------    ---------    ------------    ------------

At end of year - May 31, 1998      326,465      535,945      10,558,872      11,421,282
                                 ---------    ---------    ------------    ------------

Depreciation

At beginning of year $                   0    $ 374,641    $  5,506,814    $  5,881,455
Additions                                0       34,230         632,634         666,864
Disposals                                0            0         (35,034)        (35,034)
Exchange adjustment                      0       (2,000)        (29,045)        (31,045)
                                 ---------    ---------    ------------    ------------

At end of year - May 31, 1998            0      406,871       6,075,369       6,482,240
                                 ---------    ---------    ------------    ------------

At May 31, 1998                    326,465      129,074       4,483,503       4,939,042

Less: write-off - discontinued
    Operations                     326,465      129,074       4,483,503       4,939,042
                                 ---------    ---------    ------------    ------------

At May 31, 1999                  $       0    $       0    $          0    $          0
                                 =========    =========    ============    ============

      Depreciation for the year ended May 31, 1998 was $666,864.

Note 10- Stockholders' Deficit

      The Company has two categories of authorized stock as follows:

                                                         Authorized
                                                    1999            1998
                                                    ----            ----

      Class "A" common stock                     9,000,000       9,000,000
      Preferred stock                            1,000,000       1,000,000

                        CAM DESIGNS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1999

Note 10- Stockholders' Deficit (Continued)

      Class "A" common stock is subject to any express rights of Preferred Stock. There are no express rights set out in the Company's Certificate of Incorporation, but authority is given to the Board of Directors to issue Preferred Stock on such rights as they deem fit.

      Class "A" shareholders are entitled to a preference dividend of $0.05 per share per annum.

      Each share of the Series A Convertible Preferred Stock is convertible into share of Common Stock based on the following formula:

      The issue price of $1,000 of each Preferred Stock (as such value is increased by an annual premium of 7%) is divided by the then current conversion price of the Series A Common Stock. The current conversion price is determined, generally, by reference to 80 percent of the average of the two lowest sales prices of the Common Stock during the thirty consecutive trading days immediately preceding the date of determination. Based on a conversion price of $2.75 per share, the 800 shares issued of Convertible Preferred Stock would be convertible into approximately 704,000 shares of Common Stock at maturity.

      In addition, an additional 250,000 shares of Common Stock are issuable under the terms of the Certificate of Designation in the event of certain failures of the Company to comply with various provisions. The Company has reserved 954,000 shares of Common Stock following the issuance of the 800 shares of Convertible Preferred Stock.

      No dividends are payable on the Series A Preferred Stock, and the holders of the Series A Preferred Stock shall have no voting rights.

      All shares of the Series A Preferred Stock shall rank prior to the Common Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

      The Company has the following warrants all of which are held over the Common Stock of the Company, outstanding as at May 31, 1999:

      Number of Warrants            Price at which warrants are exercisable

              500,000                            $3.50
              150,000                            $4.00
              100,000                            $6.00
              587,500                            $8.00
               56,000                           110% of market price
           ----------
            1,393,500
           ==========

      All of the above warrants are exercisable from their immediate date of issue for an indefinite period.

                        CAM DESIGNS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1999

Note 11- Stock Option Plan

      As at May 31, 1999 there are options outstanding to officers, directors, and employees covering 418,000 shares of Class A stock issued under the Company's 1995 Stock Option Plan. Option prices may not be less than 100% of the fair market value of the Common Stock on the date of grant. 30,000 options have an exercise price of $5.00. 10,000 options have an exercise price of $7.00, 7,500 options have an exercise price of $7.50 and 50,000 options have an exercise price of $9.50.

      A summary of the status of the Company's fixed stock option plan as of May 31, 1999 and 1998 and changes during the years ended on those dates is presented below:

                                          1999       1999      1998      1998
                                         Shares    Weighted   Shares   Weighted
                                                   average             average
                                                   exercise            exercise
                                                    price               price
      Fixed options

      Outstanding at beginning
       of year                              420    $  5.67      420    $  5.67
      Lapsed                                 (2)      7.50       (2)      7.50
                                           ----    -------     ----    -------

      Outstanding at end of year            418    $  5.56      418    $  5.56
                                           ====    =======     ====    =======

      Options exercisable at year end       418                 418
                                           ====                ====

      The following table summarizes information about fixed stock options outstanding at May 31, 1999.

                                  Options outstanding       Options exercisable

      Range of exercise prices    Number of    Weighted     Number      Weighted
                                 outstanding   average    exercisable   average
                                  at May 31,   exercise    at May 31,   exercise
                                    1999         price        1999        price

           $4                        30         $4.00          30        $4.00
           $5                       320         $5.00         320        $5.00
           $7                        10         $7.00          10        $7.00
           $7.50                      8         $7.50           8        $7.50
           $9                        50         $9.50          50        $9.50
                                   ----                      ----
                                    418                       418
                                   ====                      ====

                        CAM DESIGNS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1999

Note 12- Disclosure about the Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents, contract billings receivable, trade accounts payable and accrued expenses approximates fair value of these instruments.

Note 13- Contingencies

      The Company is involved in two legal claims by former business associates. Counter claims have been filed and the outcome of these lawsuits cannot presently be predicted.

      As previously discussed, the Company is no longer maintaining any operational activities due to the severence of its subsidiaries when they entered into receivership in the United Kingdom. Also, the ability of the Company to continue as a going concern is doubtful, unless additional sources of capital, merger with an active business partner, or other resolution can be affected. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 28, 1999                 CAM DESIGNS INC.

                                        By: /s/Geoffrey Taylor
                                            ------------------------------------
                                            Geoffrey Taylor
                                            Chairman of the Board, President
                                            and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   Signatures                           Title                          Date
   ----------                           -----                          ----

/s/Geoffrey Taylor      Chairman of the Board, President,
------------------      Chief Executive Officer and Director
  Geoffrey Taylor       (Principal Executive Officer)          December 28, 1999


/s/Franz Skryanz        Chief Financial Officer, Secretary,
----------------        Treasurer and Director (Principal
   Franz Skryanz        Financial and Accounting Officer)      December 28, 1999


---------------
Ira Lavin               Director                               December   , 1999