Form 10-Q
period 1999-08-31
CAM DESIGNS INC
filed 2000-01-07
CIK 945081

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
(Mark One)                  Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-13886
                                                -------

                                CAM DESIGNS INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              75-2257039
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          4 Ash Way, Netherend, Lydney, Gloucestershire GL15 6QA, U.K.
          ------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                              (011) 44-20 7691 9533
                           ---------------------------
              (Registrant's telephone number, including area code)

              460 Park Avenue, 11th Floor, New York, New York 10022
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

As of August 31, 1999, there were 3,344,053 shares of Class A Common Stock issued and outstanding.

                                CAM DESIGNS INC.
                                      INDEX

                                                                        Page No.

PART 1 -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheet                                             2

                  Statements of Earnings                                    3

                  Statements of Cash Flows                                  4

                  Statement of Shareholder's Equity                         5

                  Notes to Financial Statements                             6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           6-7

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk                                               7

PART II -         OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                          8

SIGNATURES                                                                  8

                                 CAM Designs Inc
                             Unaudited Balance Sheet
                                      As At

                                                                        August 31 1999     May 31 1999
                                                                                 $                $
ASSETS

Current assets

Cash and cash equivalents                                                       2,521               65

Total Current Assets                                                            2,521               65
                                                                           ----------       ----------

Other Assets

Goodwill                                                                                        46,555

TOTAL ASSETS                                                                    2,521           46,620

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                              142,684          140,884
Accrued Expenses                                                                7,500           15,500

Total Current Liabilities                                                     150,184          156,384

Shareholders' Equity

Class 'A' common stock, $0.001 par value, 9,000,000 shares authorized
2,642,859 and 3,344,053 shares issued and outstanding
at May 31, 1999 and August 31, 1999 respectively                                2,643            2,643
Class 'A' convertible Preferred Stock, $0.001 par value
Authorized 1,000,000 issued 800 shares in 1998                                      1                1
Additional paid-in capital                                                  6,242,375        6,242,375
Less: Treasury stock                                                         (475,000)        (475,000)
Accumulated deficit                                                        (5,917,682)      (5,879,783)
                                                                           ----------       ----------

Total Shareholders' Equity                                                   (147,663)        (109,764)
                                                                           ----------       ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                        2,521           46,620
                                                                           ==========       ==========

                                 CAM Designs Inc
                          Unaudited Statement of Income
                           For the three months ended

                                                                     August 31,
                                                                        1999

                                                                          $
EXPENSES
Bank Fees                                                                    63
Transfer Agent Fees                                                       1,800
Miscellaneous *                                                         (10,519)
                                                                      ---------
TOTAL EXPENSES                                                           (8,656)

OTHER CHARGES
Goodwill Write-Off                                                       46,555
                                                                      ---------
NET INCOME/(LOSS)                                                       (37,899)

* Accrual reversal                                                        8,000
  NASDAQ refund                                                           2,519

Net Earnings Per Share of
Common Stock                                                              (0.01)

Weighted Average Common
Shares                                                                2,993,456

                                 CAM Designs Inc
                        Unaudited Statement of Cash Flow
                           For the Three Months Ended

                                                                 August 31, 1999

                                                                         $

Cash flows from operating activities

Net Income/(Loss)                                                     (37,899)

Adjustments to reconcile Net Loss
to Net Cash

Changes in Assets and Liabilities
Decease in Accrued Expenses                                            (8,000)
Decrease in Goodwill                                                   46,555
Increase in Accounts Payable                                            1,800
                                                                       ------
Total Adjustments                                                      40,355
                                                                       ------
Net cash provided by operating activities                               2,456

Cash - beginning of period                                                 65
                                                                       ------
Cash - End of Period                                                    2,521

CAM Designs Inc
                 Unaudited Statements of Shareholders' Equity

                                  Common    Convertible     Additional     Accumulated      Treasury      Total
                                  Stock     Preferred       paid in        deficit          stock         stockholders
                                            Stock           Capital                                       equity

                                    $            $               $              $               $               $
Balance June 1, 1999              2,643          1           6,242,375     (5,879,783)      (475,000)       (109,764)
Net Loss                             --         --                  --        (37,899)            --         (37,899)
                                  ==================================================================================

Balance August 31, 1999           2,643          1           6,242,375     (5,917,682)      (475,000)       (147,663)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 CONDENSED FINANCIAL STATEMENTS - BASIS OF PRESENTATION.

The unaudited interim financial statements presented herein have been prepared in accordance with the instructions to Form 10QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. The accompanying interim financial statements have not been audited by independent certified public accountants but, in our opinion, such financial statements include all adjustments necessary to summarize fairly the results of operations, and are not necessarily indicative of the results to be expected for the full year.


It was previously reported that all the Company's UK subsidiaries, which essentially constituted all of its assets and operating activities, were put into receivership in the UK in October 1998 and were subsequently liquidated. Since the liabilities in these subsidiaries exceeded the cash values of the assets realized by the liquidator, no residual assets or benefits accrued to the Company. Consequently, we consider that it would, at best, be irrelevant and, at worst, misleading to show any comparative financial data for the prior year's reporting period. For this reason, no such information is included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

            As previously reported, on October 22, 1998, the Company's United Kingdom based subsidiaries, constituting all of its assets and operations, were placed into receivership and subsequent liquidation in the UK pursuant to
Section 48 of the Insolvency Act of 1986.

            Having severed the United Kingdom assets and operations, we are attempting to clear the liabilities, and it is estimated that approximately $157,000 is due and owing to banks, suppliers, professionals and others.

            In addition, there is a claim pending by a former public relations firm. We are vigorously contesting the claim and have asserted cross-claim and or counterclaims; however, the outcome of this claim cannot be predicted.

            We continue to seek a new commercial role either through an acquisition of or merger with a strategic partner. To that effect we hired a consulting firm to assist us in identifying potential merger or business combination candidates. To consummate such a transaction, we will require funding to meet all necessary filing and compliance requirements and to cover any related accounting, legal and other administrative expenses. During the reporting period, we have raised limited funds towards covering such expenses and efforts to raise additional funding continues; but there can be no certainty that we will be successful.

Statement of Operations

            Having no ongoing business during the quarter ending August 31, 1999, our revenues during this quarter were nil, and a loss for the quarter of $37,899 was incurred primarily attributable to writing-off the goodwill on the balance sheet pertaining to the prior acquisition of a subsidiary that is no longer operating.

Liquidity and Capital Resources

            For reasons indicated above, our liquidity is severly restricted. We have negative working capital and must seek sources of both temporary and long-term financing for the continuation of our existence and for the purpose of implementing our search for a merger or other strategic partner. As noted above, there can be no assurance that such source of financing will be available to us, that we will be able to enter into a new business, or that we will survive as a viable entity.

Net Operating Losses

            Because the losses were largely generated by the UK discontinued operations, it does not presently appear likely that we will have the availability of significant loss carry forwards applicable against future U.S. tax liabilities, if any.

Year 2000 Compliance

            Having no current ongoing business, we do not consider ourselves exposed to any actual or potential hazards arising out of the Year 2000 date change.

Forward looking Statements

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although we believe that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, lack of further debt and/or equity financing, the absence of revenues, inability to reach satisfactory agreements with creditors, and inability to identify and conclude a transaction with a strategic or other partner.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In light of the Company's lack of current operations, the Company is not subject to any market risk.

                                     Part II

                               OTHER INFORMATION

Item 6. Exhibits

      (a)   Exhibits

            (i)   Calculation of Earnings Per Share - Exhibit 11.

            (ii)  Edgar-Financial Data Schedule - Exhibit 27.

            8-K Reports

      (b)   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated: January 6, 2000

                                        CAM DESIGNS INC.

                                        /s/ Franz Skryanz
                                        ----------------------------------------
                                        Franz Skryanz
                                        Secretary and Treasurer
                                        (Principal Financial Officer)