Form 10-Q
period 1999-11-30
CAM DESIGNS INC
filed 2000-01-07
CIK 945081

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-13886
                                                -------

                                CAM DESIGNS INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               75-2257039
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          4 Ash Way, Netherend, Lydney, Gloucestershire GL15 6QA, U.K.
       -------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|

As of November 30, 1999, there were 7,044,053 shares of Class A Common Stock issued and outstanding.

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

                                 CAM Designs Inc
                             Unaudited Balance Sheet
                                     As At

                                                                           Nov. 30 1999      May 31 1999

                                                                                 $                $
ASSETS

Current assets

Cash and cash equivalents                                                      24,500               65

Total Current Assets                                                           24,500               65
                                                                           ----------       ----------

Other Assets

Goodwill                                                                                        46,555

TOTAL ASSETS                                                                   24,500           46,620
                                                                           ----------       ----------

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                              141,984          140,884
Accrued Expenses                                                                7,500           15,500

Total Current Liabilities                                                     149,484          156,384

Shareholders' Equity

Class 'A' common stock, $0.001 par value, 9,000,000 shares authorized
2,642,859 and 3,344,053 shares issued and outstanding
at May 31, 1999 and November 30, 1999 respectively                              3,343            2,643
Class 'A' convertible Preferred Stock, $0.001 par value
Authorized 1,000,000 issued 800 shares in 1998                                      1                1
Additional paid-in capital                                                  6,276,675        6,242,375
Less: Treasury stock                                                         (475,000)        (475,000)
Accumulated deficit                                                        (5,930,003)      (5,879,783)

Total Shareholders' Equity                                                   (124,984)        (109,764)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                       24,500           46,620
                                                                           ==========       ==========

                                 CAM Designs Inc
                          Unaudited Statement of Income
                            For the six months ended

                                                                    Nov. 30 1999
                                                                          $
EXPENSES
Bank Fees                                                                    84
Transfer Agent Fees                                                       3,600
Professional Fees                                                         9,500
Miscellaneous                                                            (9,519)
                                                                      ---------

TOTAL EXPENSES                                                            3,665
                                                                      ---------

OTHER CHARGES
Goodwill Write-Off                                                       46,555
                                                                      ---------

NET INCOME/(LOSS)                                                       (50,220)

Net Earnings Per Share of
Common Stock                                                              (0.01)

Weighted Average Common
Shares                                                                4,343,655

                                 CAM Designs Inc
                        Unaudited Statement of Cash Flow
                            For the Six Months Ended

                                                                    Nov. 30 1999
                                                                          $

Cash flows from operating activities

Net Income/(Loss)                                                       (50,220)

Adjustments to reconcile Net Loss
to Net Cash

Changes in Assets and Liabilities
Decrease in Accrued Expenses                                             (8,000)
Decrease in Goodwill                                                     46,555
Increase in Accounts Payable                                              1,100
                                                                         ------
Total Adjustments                                                        39,655
                                                                         ------

Net cash provided by operating activities                               (10,565)

Cash Provided by Financing Activities
Sale of Common Stock                                                     35,000

Cash - beginning of period                                                   65
                                                                         ------
Cash - End of Period                                                     24,500

                                 CAM Designs Inc
                  Unaudited Statements of Shareholders' Equity

                                  Common   Convertible     Additional       Accumulated        Treasury     Total
                                  Stock    Preferred       Paid in          deficit            stock        stockholders
                                           Stock           Capital                             equity

                                    $            $             $                 $                 $              $
Balance at June 1, 1999           2,643          1         6,242,375        (5,879,783)        (475,000)      (109,764)
Sale of Common Stock                700                       34,300                                            35,000
Net Loss                             --         --                --           (50,220)              --        (50,220)
                                  -----    -------         ---------        ----------         --------       --------
Balance at Nov 30, 1999           3,343          1         6,276,675        (5,930,003)        (475,000)      (124,984)

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

It was previously reported that all our UK subsidiaries, which essentially constituted all of our assets and operating activities, were put into receivership in the UK in October 1998 and were subsequently liquidated. Since the liabilities in these subsidiaries exceeded the cash values of the assets realized by the liquidator, no residual assets or benefits accrued to the Company. Consequently, we consider that it would, at best, be irrelevant and, at worst, misleading to show any comparative financial data for the prior year's reporting period. For this reason, no such information is included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

            As previously reported, on October 22, 1998, our United Kingdom based subsidiaries, constituting all of our assets and operations, were placed into receivership and subsequent liquidation in the UK pursuant to Section 48 of the Insolvency Act of 1986.

            Having severed our United Kingdom assets and operations, we are attempting to clear the liabilities, and it is estimated that approximately $157,000 is due and owing to banks, suppliers, professionals and others.

            Included in the amount owed, there is a claim pending by a former public relations firm. We are contesting this claim and have asserted cross-claims and/or counterclaims. We have recently initiated negotiations to settle this matter; however, the outcome of these negotiations cannot be predicted. We are negotiating with persons to whom monies are due in an attempt to reduce the sum due and owing to these persons or entities and/or settle the same with a payment in cash and/or shares of the Company's common stock. No assurance can be made that the foregoing accounts payable and claims will be ultimately settled by us on acceptable terms.

            We continue to seek a new commercial role either through an acquisition of or merger with a strategic partner. To that effect we hired a consulting firm to assist us in identifying potential merger or business combination candidates. To consummate such a transaction, we will require funding to meet all necessary filing and compliance requirements and to cover any related accounting, legal and other administrative expenses. During the reporting period, we have raised limited funds towards covering such expenses and efforts to raise additional funding continue; but there can be no certainty that it will be successful.

            As previously reported, the Company elected a new Board of Directors and appointed new management during the reporting period. A total of 200,000 shares of the Company's common stock were issued to incoming directors and management as an inducement to joining the Company.

Statement of Operations

            Having no ongoing business during the quarter ending November 30, 1999 our revenues during this quarter were nil, and a loss for the quarter of $12,321 was incurred. The cumulative loss for the two quarters June 1999 to November 1999 was $50,220, primarily attributable to writing-off goodwill on the balance sheet pertaining to the prior acquisition of a subsidiary that is no longer operating.

Liquidity and Capital Resources

            For reasons indicated above, our liquidity is severely restricted. We have negative working capital and must seek sources of both temporary and long-term financing for the continuation of our existence and for the purpose of implementing our search for a merger or other strategic partner. As noted above, there can be no assurance that such source of financing will be available, that we will be able to enter into a new business or that we will survive as a viable entity.

Net Operating Losses

            Because the losses were largely generated by the UK discontinued operations, it does not presently appear likely that the Company will have the availability of significant loss carry forwards applicable against future U.S. tax liabilities, if any.

Year 2000 Compliance

            Having no current ongoing business, the Company does not consider itself exposed to any actual or potential hazards arising out of the Year 2000 date change.

Forward looking Statements

This report contains certain forward looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although we believe that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements contained in this report will prove to be accurate. Factors that could cause actual results to differ from the results specifically discussed in the forward looking statements include, but are not limited to, lack of further debt and/or equity financing, the absence of revenues, inability to reach satisfactory agreements with creditors and inability to identify and conclude a transaction with a strategic or other partner.

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

                                        CAM DESIGNS, INC.


                                        /s/ Franz Skryanz
                                        ----------------------------------------
                                        Franz Skryanz
                                        Secretary and Treasurer
                                        (Principal Financial Officer)