Form 10-Q
period 2000-02-29
CAM DESIGNS INC
filed 2000-03-28
CIK 945081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000

|_|  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 1-13886

                                CAM DESIGNS INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                75-2257039
        -------------------------------               -------------------
        (State or other jurisdiction of               (IRS Employer
        incorporation or organization)                Identification No.)

          4 Ash Way, Netherend, Lydney, Gloucestershire GL15 6QA, U.K.
         --------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                              (011) 44 20 7691 9533
                   ------------------------------------------
              (Registrant's telephone number, including area code)

              460 Park Avenue, 11th Floor, New York, New York 10022
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ___

As of February 29, 2000, there were 893,006 shares of Common Stock issued and outstanding.

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

                                CAM Designs Inc.
                             Unaudited Balance Sheet
                                      As At

                                                February 29, 2000   May 31, 1999

ASSETS                                                  $                $

Current assets

Cash and cash equivalents                               5,467                65
                                                   ----------        ----------

Total Current Assets                                    5,467                65
                                                   ==========        ==========

Other Assets

Goodwill                                                                 46,555
                                                   ----------        ----------

TOTAL ASSETS                                            5,467            46,620
                                                   ==========        ==========

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                      140,069           140,884
Accrued Expenses                                        2,000            15,500
                                                   ----------        ----------

Total Current Liabilities                             142,069           156,384

Shareholders' Equity

Common stock, $0.001 par value, 19,000,000
shares authorized, 330,358 and 893,006
shares issued and outstanding at
May 31, 1999 and February 29, 2000,
respectively, after giving effect to a
1 for 8 reverse stock split                             3,343             2,643

Class 'A' convertible Preferred Stock, $0.001
par value Authorized 1,000,000, issued 800
shares in 1998                                              1                 1
Additional paid-in capital                          6,276,675         6,242,375
Less: Treasury stock                                 (475,000)         (475,000)
Accumulated deficit                                (5,941,621)       (5,879,783)
                                                   ----------        ----------

Total Shareholders' Equity                           (136,602)         (109,764)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                5,467            46,620
                                                   ==========        ==========

                                CAM Designs Inc.
                          Unaudited Statement of Income
                            For the nine months ended

                                                               February 29, 2000
                                                                        $

EXPENSES

Stock Transfer & Printing Expenses                                     6,856

Professional Fees                                                     14,806

Corporate & Filing Expenses                                            2,861

Miscellaneous Expenses                                                (9,275)

Franchise Taxes                                                           35
                                                                     -------

TOTAL EXPENSES                                                        15,283
                                                                     =======


OTHER CHARGES

Goodwill Write-Off                                                    46,555
                                                                     -------

NET INCOME/ (LOSS)                                                   (61,838)
                                                                     -------

Net Earnings Per Share of Common Stock                                 (0.01)

                                CAM Designs Inc.
                        Unaudited Statement of Cash Flow
                            For the Nine Months Ended

                                                               February 29, 2000
                                                                        $

Cash flows from operating activities

Net Income/(Loss)                                                    (61,838)

Adjustments to reconcile Net Loss to Net Cash

Changes in Assets and Liabilities

Decrease in Accrued Expenses                                         (13,500)

Decrease in Goodwill                                                  46,555

Decrease in Accounts Payable                                            (815)
                                                                     -------

Total Adjustments                                                     32,240
                                                                     =======

Net cash provided by operating activities                            (29,598)

Cash provided by Financing Activities

Sale of Common Stock                                                  35,000

Cash - beginning of period                                                65
                                                                     -------

Cash - End of Period                                                   5,467
                                                                     =======

                                Came Designs Inc.
                  Unaudited Statements of Shareholders' Equity

                               Common     Convertible    Additional    Accumulated     Treasury       Total
                                Stock      Preferred      Paid in        deficit        stock       stockholders
                                             Stock        Capital                       equity

                                  $             $             $              $             $             $

Balance at June 1, 1999          2,643             1      6,242,375    (5,879,783)     (475,000)     (109,764)

Sale of Common Stock               700                       34,300                                     35,000

Net Loss                            --            --             --       (61,838)            --      (61,838)
                              --------    ----------     ----------    -----------    ----------    ----------

Balance at February 29, 2000     3,343             1      6,276,675    (5,941,621)     (475,000)     (136,602)
                              ========    ==========     ==========    ===========    ==========    ==========

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 CONDENSED FINANCIAL STATEMENTS - BASIS OF PRESENTATION.

The unaudited interim financial statements presented herein have been prepared in accordance with the instructions to Form 10QSB and do not include all of the information and note disclosure required by generally accepted accounting principles. The accompanying interim financial statements have not been audited by independent certified public accountants but, in our opinion, such financial statements include all adjustments necessary to summarize fairly the results of operations, and are not necessarily indicative of the results to be expected for the full year.

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

      Having severed our United Kingdom assets and operations, we are attempting to clear the remaining liabilities, and it is estimated that currently approximately $140,000 is due and owing to banks, suppliers, professionals and others.

      Included in the amount owed, there is a claim pending by a former public relations firm. We are in negotiations to settle this matter; however, the outcome of these negotiations cannot be predicted. We are also negotiating with persons to whom monies are due in an attempt to reduce the sum due and owing to these persons or entities and/or settle the same with a payment in cash and/or shares of the Company's common stock. No assurance can be made that the foregoing accounts payable and claims will be ultimately settled by us on acceptable terms.

      We have hired a consultant firm to assist us in developing a new commercial role for the company and in identifying prospective business combinations. Based on their advice, we are examining opportunities in a variety of fields, including the Internet business. We expect to announce the first of several initiatives targeted at enhancing shareholder value within the near future. However, there can be no assurance that any transaction will take place. To consummate such a transaction, we will require funding to meet all necessary filing and compliance requirements and to cover any related accounting, legal and other administrative expenses. As previously reported, we have raised limited funds towards covering such expenses and efforts to raise additional funding continue; but there can be no certainty that it will be successful.

      As previously reported, the Company elected a new Board of Directors and appointed new management during the reporting period. A total of 200,000 shares of the Company's common stock were issued to incoming directors and management as an inducement to joining the Company.

Statement of Operations

      Having no ongoing business during the quarter ending February 29, 2000, our revenues during this quarter were nil, and a loss for the quarter of $11,618 was incurred. The cumulative loss for the three quarters June 1999 to February 2000 was $61,838, primarily attributable to writing off goodwill on the balance sheet pertaining to the prior acquisition of a subsidiary that is no longer operating and to accounting, legal and other administrative expenses.

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

              8-K Reports

        (b)   Form 8-K Report dated January 21, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated:   March 20, 2000

                                                   CAM DESIGNS INC.


                                                   /s/ Franz Skryanz
                                                   -----------------------------
                                                   Franz Skryanz
                                                   Secretary and Treasurer
                                                   (Principal Financial Officer)