Form 10-K
period 2000-05-31
CAM DESIGNS INC
filed 2000-08-30
CIK 945081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X|                    ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2000

                                       OR

|_|                    TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 1-13886

                                CAM DESIGNS INC.
             (Exact name of registrant as specified in its charter)

   Delaware                                                      38-2655325
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

               4950 West Prospect Road, Fort Lauderdale, FL 33309
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 1-954 745 8277

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act:

      -- Common Stock, $.001 par value

      -- Redeemable Warrants to Purchase Common Stock

      -- Units (consisting of 2 shares of Common Stock and one Warrant)
                      (Title of class)

                            [Cover page 1 of 2 pages]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of May 31, 2000, the aggregate market value, based on the average bid and asked price of the issuer's voting stock, held by non-affiliates was approximately $300,000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

As of August 24, 2000, there were 12,648,685 shares of Common Stock outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE:

NONE.

                            [Cover page 2 of 2 pages]

                                     PART I

Item 1. Business.

On October 22, 1998, our United Kingdom-based subsidiaries, constituting all of the assets and operations, were placed into receivership in the UK pursuant to
Section 48 of the Insolvency Act of 1986. This receivership was caused by an erosion in the business operations of the subsidiaries caused by the deterioration of the market for our goods and services in the Far East, as well as the expiration of a major troubled contract for Rolls Royce, whereupon the new owners of Rolls Royce advised the Company that no further contracts relating to the completed contract would be forthcoming in the immediate future. This, in turn, caused management to close operations at the facility in Warwick, England and caused these entities to incur significant labor and other termination costs. Following appointment of the receiver, certain of the existing contracts were completed and the businesses were advertised for sale. On or about November 27, 1998, the manufacturing, plant and machinery sectors of the UK subsidiaries were sold by the receiver to Group Lotus and the funds maintained by the UK entities for payment of outstanding indebtedness.

In view of the foregoing, we, having disposed of our United Kingdom assets and operations, are attempting to clear our liabilities. We owe approximately $88,000 to professionals and others.

We also for a time failed to file our periodic reports with the Securities and Exchange Commission and, as a result, were delisted from the National Association of Securities Dealers' Electronic Bulletin Board. We are now current with our filings and will shortly be seeking reinstatement.

Pursuant to an Agreement and Plan of Reorganization by and between our Company and the shareholders of theNETdigest.com, Inc. dated May 18, 2000, we acquired, in an exchange of shares, all of the capital stock of theNETdigest.com, Inc., a privately held Internet publishing company based in Fort Lauderdale, Florida ("NETdigest") from the shareholders of NETdigest.

Under the Agreement, we agreed to issue a maximum of 12,250,000 shares of our common stock in exchange for each and every share of common stock of NETdigest. As a consequence of this exchange of shares, NETdigest becomes a wholly owned subsidiary of our Company.

Prior to the transaction, we had 1,700,007 shares of common stock issued and outstanding. Following the transaction, we had 12,523,185 shares of common stock issued and outstanding as of May 31, 2000.

The consideration provided by the parties pursuant to the Agreement was negotiated between our Company and the former NETdigest shareholders. In evaluating the transaction, we used criteria such as the value of the assets of NETdigest, NETdigest's ability to compete in its markets and the current and anticipated business operations of NETdigest. Former NETdigest shareholders considered the value of our status as a publicly reporting company.

Proposed Business.

Prior to the acquisition of NETdigest, we had no operations, no revenues, owned no assets and we had not engaged in any business activities since October 22, 1998. Now, the business of NETdigest effectively becomes our business and we plan to change our name to theNETdigest.com, Inc.

NETdigest (www.thenetdigest.com), a quality Internet publishing company in the medical and life style fields, is developing the parent site to in excess of fifty (50) web domain sites. NETdigest intends to develop and maintain state-of-the-art informational web sites for end users on a variety of subject matter. Its goal is to provide totally comprehensive sites updated daily for the most cutting-edge information and news articles. Each web site will have a specific, highly researched subject matter and will be geared toward supplying its users what they need in one convenient, user-friendly arena. All sites developed will be supported by conventional advertising, including radio and broadcast.

The first focused, in-depth web site currently under construction is theDIABETICdigest.com. Research has demonstrated a strong market need for a concentration of information on this serious disease. This site will offer an Editorial Board consisting of prominent professionals in the industry, news articles added daily as well as an archive of articles, up-to-date product information, a healthcare database and a shopping area. Each article will be summarized by a brief paragraph explaining its content. With a glossary, bulletin board and chat room, this site will provide all the resources and feedback diabetics and their families and friends need, in one web site. The content is concise, current and entertaining and presented in an easy to understand language. This site will feature a large section devoted specifically to Juvenile Diabetes, with the newest information on research and activities for the parents and physicians of children with diabetes. TheDIABETICdigest.com will be represented by spokesperson Michelle McGann, a professional golfer on the LPGA. Michelle was diagnosed as a diabetic at the age of 13 and is a role model for many younger diabetics.

TheDIABETICdigest.com will also include a complete section for children called the KidZone. Focusing on the needs and concerns of children afflicted with diabetes, this section will contain most of the information of our main site, but written in a language children can easily understand. It will contain its own glossary and articles and feature a chat room for kids with diabetes to interact with each other. Bold bright graphics and pictures and fun news items will entertain the children as they learn to take better care of themselves. The section will soon feature its own original animated theater-quality movie short.

We plan to introduce the DIABETICdigest.com in late August 2000 in three different languages including English, Portuguese and Spanish. We have in excess of fifty (50) domain names registered. Other web domains being acquired by NETdigest include seventeen (17) health digests and thirty-five (35) general lifestyle digests. Future web sites currently in pre-production include one health digest and one lifestyle digest. Each web site will be developed within the strict quality guidelines of NETdigest and will include exercise videos and a complete section for children.

Item 2. Properties.

Our principal executive offices are located at Studios, 4950 West Prospect Road, Fort Lauderdale, Florida 33309. NETdigest leases approximately 1,000 square feet of Studio's 16,000 square foot full service production facility, which is complete with professional broadcast quality video and audio services. We also presently occupy a temporary office facility at 4 Ash Way, Netherend, Lydney, Gloucestershire, United Kingdom on a zero cost basis.

Item 3. Legal Proceedings.

On October 22, 1998, our United Kingdom based subsidiaries, constituting all of the assets and operations, were placed into receivership in the UK pursuant to
Section 48 of the Insolvency Act of 1986.

There are no pending material legal proceedings against our Company.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended May 31, 2000, approval of the holders of 71.8% of the Common Stock of our Company was given for the following:

      On May 18, 2000, an Agreement and Plan of Reorganization between our Company and theNETdigest.com, Inc. was approved.

Also, during the fourth quarter of the fiscal year ended May 31, 2000, approval of 75.7% of the Common Stock of our Company was given on May 22, 2000, for the following:

      (1) to change the name of our company from CAM Designs Inc. to "the Netdigest.com, Inc.";

      (2)   to increase the number of authorized common shares from nineteen
            (19) million to fifty (50) million and to increase the number of authorized preferred shares from one (1) million to five (5) million; and

      (3) to adopt and implement the "2000 Equity Compensation Plan" and to reserve up to two (2) million common shares for issuance thereunder.

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

(a) Trading of our Company's shares of Common Stock and Warrants, until October 20, 1999, took place on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the following symbols:

       Common Stock              CMDA
       Warrants                  CMDAW

Subsequent to a 1 for 8 reverse split of our Company's Common Stock on December 20, 1999 the trading symbol was changed from CMDA to FRTX.

Our shares and warrants were delisted from the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. on October 20, 1999 and are currently trading on the "Pink Sheets".

The following table sets forth the range of high and low sales prices for our Common Stock for our two most recent fiscal years:

Fiscal 2000:                                  High                 Low
------------                                  ----                 ---

6/01/99 - 8/31/99                          $ 0.125                 $ 0.0625

9/01/99 - 11/30/99                         $ 0.30                  $ 0.06

12/01/00 - 2/29/00                         $ 0.40                  $ 0.15

3/01/00 - 5/31/00                          $ 0.457                 $ 0.10

Fiscal 1999:                                  High                 Low
------------                                  ----                 ---

6/01/98 - 8/31/98                          $ 3.00                  $ 0.625

9/01/98 - 11/30/98                         $ 1.00                  $ 0.125

12/01/98 - 2/29/99                         $ 0.4375                $ 0.0625

3/01/99 - 5/31/99                          $ 0.1875                $ 0.0625

The closing price per share of our Common Stock on May 31, 2000 was $0.10.

(b) The number of record holders of our Company's Common Stock was approximately 76 on August 24, 2000, computed by the number of record holders, excluding record holders for whom shares are being held in the name of brokerage houses and clearing agencies.

(c) We paid a cash dividend at the annual rate of $.05 per share on its Common Stock from July, 1996 through the period ending April 11, 1997, but have not paid dividends since that date.

Item 6. Selected Financial Data.

The financial statements required by this Item are set forth at the pages indicated following page 13 of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

On October 22, 1998, our United Kingdom based subsidiaries, constituting all of the assets and operations, were placed into receivership in the UK pursuant to
Section 48 of the Insolvency Act of 1986. This receivership was caused by an erosion in the business operations of the subsidiaries caused by the deterioration of the market for its goods and services in the Far East, as well as the expiration of a major troubled contract for Rolls Royce, whereupon the new owners of Rolls Royce advised the Company that no further contracts relating to the completed contract would be forthcoming in the immediate future. This, in turn, caused management to close operations at the facility in Warwick, England and caused these entities to incur significant labor and other termination costs. Following appointment of the receiver, certain of the existing contracts were completed and the businesses were advertised for sale. On or about November 27, 1998, the manufacturing, plant and machinery sectors of the UK subsidiaries were sold by the receiver to Group Lotus and the funds maintained by the UK entities for payment of outstanding indebtedness.

In view of the foregoing, we, having disposed of our United Kingdom assets and operations, are attempting to clear our liabilities. We owe approximately $88,000 to professionals and others.

Plan of Business

We had been restructuring ourselves in order to be used as a "public shell" for a suitable privately-held company with both a business history and operating assets that has the intention to become public. We believed that a privately-held company would combine with our "public shell" in either a merger, consolidation, reorganization, or any other form that would subsequently create a publicly-held company when the two companies combined. We also believed that such a combination would create the advantage of ownership in a public company without the costs or the time that would be incurred when conducting an initial public offering.

Pursuant to an Agreement and Plan of Reorganization by and between our Company and the shareholders of theNETdigest.com, Inc. dated May 18, 2000, we acquired in an exchange of shares all of the capital stock of theNETdigest.com, Inc., a privately held Internet publishing company formed in January 2000 and based in Fort Lauderdale, Florida, from the shareholders of NETdigest.

Under the Agreement, we agreed to issue a maximum of 12,250,000 shares of our common stock in exchange for each and every share of common stock of NETdigest. As a consequence of this exchange of shares, NETdigest became a wholly-owned subsidiary of our Company and we plan to change our name to theNETdigest.com, Inc.

Prior to the transaction, we had 1,700,007 shares of common stock issued and outstanding. Following the transaction, we have 12,523,185 shares of common stock issued and outstanding as at May 31, 2000. A copy of the Agreement was filed as an exhibit to a Form 8-K.

Prior to this acquisition, we had no revenue, no operations and no assets. We were an inactive corporation and may have remained dormant had we not combined with another company. We are, however, still unable to predict the future financial condition of our Company and we may not be able to satisfy any liabilities incurred prior to the acquisition of NETdigest.

We can not predict the resulting value of the acquisition of NETdigest as it may be difficult for the combined companies to afford marketing campaigns, new developments or the ability to manufacture or provide services. Neither can we provide any assurance that the combined company will be able to raise additional equity or debt financing or funding from a third-party if and when the combined company requires it.

FISCAL YEAR ENDED MAY 31, 2000 ("FISCAL 2000") AS COMPARED TO FISCAL YEAR ENDED MAY 31, 1999 ("FISCAL 99").

Summary of Operations

Since we had effectively no ongoing business during fiscal 2000, our revenues for the year were nil compared to revenues from the discontinued UK operations of $4,225,317 in fiscal 1999. The loss for fiscal 2000, excluding the results of NETdigest, was $232,273 attributable primarily to writing off goodwill on the balance sheet pertaining to the prior acquisition of a company that is no longer operating and to accounting, legal and other administrative expenses relating in part to the NETdigest acquisition, compared to a loss of $3,723,518 in fiscal 1999.

During the last quarter of fiscal 2000, pursuant to an Agreement and Plan of Reorganization by and between our Company and the shareholders of theNETdigest.com, Inc., it was agreed that we may issue a maximum of 12,250,000 shares of our common stock to the shareholders of NETdigest in exchange for each and every share of the capital stock of NETdigest. As a result of the exchange of shares, NETdigest became a wholly owned subsidiary of our Company. NETdigest, which was founded on January 21, 2000, has, since its inception, been engaged in the development of websites. NETdigest has as yet not generated any revenues. Its net loss for the year ended May 31, 2000, was $146,681 which consists of website development costs and general operating and marketing expenses. Our consolidated loss for fiscal 2000, which included the loss from NETdigest, amounted to $378,954.

FISCAL YEAR ENDED MAY 31, 1999 ("FISCAL 99") AS COMPARED TO FISCAL YEAR ENDED MAY 31, 1998 ("FISCAL 98").

Summary of Operations

Our revenues from our discontinued operations for fiscal 1999 were $4,225,317 compared to $25,127,804 in fiscal 1998. The loss for fiscal 1999 was $196,394 compared to $3,723,518 in fiscal 1998.

Due to the receivership and subsequent liquidation of the our UK operating subsidiaries in October 1998, any further comparisons of financial performance would, at best, be irrelevant and, at worst, misleading.

Liquidity and Capital Resources

Fiscal 2000 and Fiscal 1999:

For reasons indicated above, our liquidity is severely restricted and we have negative working capital. During the reporting period we were able to raise limited funds to cover ongoing accounting, legal and other administrative expenses related mostly to the search for and completion of the business combination referred to above. We must now seek additional sources of both temporary and long-term financing to continue in existence and carry out the Plan of Business outlined above. As noted earlier, there can be no assurance that such sources of financing will be available for our Company, or that it will survive as a viable entity.

During the last quarter of fiscal 2000, we acquired NETdigest as a wholly owned subsidiary of our Company. As consideration, we can issue a maximum of 12,250,000 shares of our common stock to the shareholders of NETdigest for each and every share of capital stock of NETdigest. We have not issued all 12,250,000 shares at this time. As stated earlier, NETdigest has not yet generated any revenues and the capital it has raised since its inception went to cover website development and operating expenses.

Net Operating Losses

Because past losses were largely generated by the UK discontinued operations, it does not presently appear likely that we will have the availability of significant loss carry forwards applicable against future U.S. tax liabilities, if any.

Year 2000 Issues

We reviewed and tested our internal software programs and our computer systems and determined that there are no significant Year 2000 issues. We have not experienced any problems with our computer system relating to the nonrecognition of certain dates in connection with the Year 2000. NETdigest, our recently acquired business, has not experienced any computer system or software problems as a result of Year 2000 issues. We do not anticipate any material disruptions or any material expenses to our business or our recently acquired business as a consequence of Year 2000 issues.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item are set forth at the pages indicated following page 13 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Our previous auditors, KPMG (located in Birmingham, England) resigned on February 19, 1999 following the liquidation of the U.K. subsidiaries. There were no disagreements with such auditors. Liebman Goldberg & Drogin, LLP, Garden City, New York were appointed auditors of our Company and have completed audits for the fiscal years ended May 31, 1999 and May 31, 2000.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

During the year ending May 31, 2000 the following individuals served as executive officers and directors of our Company:

NAME                   AGE     POSITIONS

Adrene Carty           47      President, Chief Executive Officer and Director

Geoffrey Taylor        58      President, Chief Executive Officer and Director

Franz A. Skryanz       62      Secretary, Treasurer and Director

Ira Lavin              81      Director

At May 31, 1999, Adrene Carty, who took office on April 21, 1999, was President, Chief Executive Officer and the sole director of our Company.

Adrene Carty resigned as President, Chief Executive Officer and director of our Company on September 7, 1999. On the same date, Geoffrey Taylor was appointed director and president of our Company.

On October 14, 1999 the following appointments were made:

Franz Skryanz        Secretary, Treasurer and director
Ira Lavin            Director

GEOFFREY TAYLOR Age 58, is Chairman of the Board, President and Chief Executive Officer of our Company. For the past five years, he served as a management consultant for Geoffrey Taylor & Associates, a management consulting company. He is an experienced international business man and management consultant, having worked with many sectors of commerce and industry in the UK and the USA.

FRANZ SKRYANZ Age 62, is Secretary and Treasurer of our Company. From December 1995 to July 1999, he served as Treasurer and Chief Financial Officer of Nyros Telecom Services, Inc. ("Nyros"), a privately held company with telecom ventures in Russia. Prior to Nyros, he was active as a private consultant to several start up businesses. He has extensive experience both as chief corporate financial officer and as a consultant in all areas of financial management and corporate administration. He has held senior positions in diverse commercial environments and is a seasoned financial executive with a broad background in international business.

IRA LAVIN Age 81 is a director of our Company. For the past five years, he has served as a private consultant. The former President and CEO of Camelback Cablevision, he is an acknowledged media expert and, in partnership with Dick Van Dyke, was responsible for developing the metro Phoenix cable market. He has also owned and operated radio stations in the Phoenix market. Currently, he is active in strategic planning in broad marketing activities.

Compliance with Section 16(a) of The Exchange Act.

During the fiscal year ended May 31, 2000, based solely upon an examination of the public filings, none of our Company's officers and directors filed reports on Forms 3 and 4.

Item 11. Executive Compensation.

The present directors and executive officers of our Company have not received any compensation for their services other than common stock of the Company in the amounts set out as follows:

Geoffrey Taylor                             9,375 Common shares
Franz A. Skryanz                            9,375 Common shares
Ira Lavin                                   6,250 Common Shares

At the time these common shares were awarded, the market value of our Company's common shares was $0.06.

The following Summary Compensation Table shows certain compensation paid by the Company for services rendered during fiscal years 2000 and 1999 to our Company's Chief Executive Officer and our most highly compensated executive officers. No executive officer of our Company received salary and bonus compensation that exceeded $100,000 in those fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation

Name and                                             Annual        Other
Principal Position                        Year     Salary ($)  Compensation ($)
--------------------                      ----     ----------  ----------------

Adrene Carty (1)                          2000             --        -- (2)
Chief Executive Officer, President        1999             --       780 (3)
and Director

Geoffrey Taylor                           2000             --       560 (4)
Chief Executive Officer, President
and Director

Franz A. Skryanz                          2000             --       560 (5)
Secretary, Treasurer and
Director

(1) From April 21, 1999 until her resignation on September 7, 1999, Adrene Carty served as the Chief Executive Officer, President and sole director of our Company.
(2) Ms. Carty did not receive any compensation for her services during the fiscal year ended 2000.
(3) Represents the approximate market value of 12,500 shares at the time they were awarded. The shares were awarded during the fiscal year ended 1999.
(4) Represents the approximate market value of 9,375 shares at the time they were awarded.
(5) Represents the approximate market value of 9,375 shares at the time they were awarded.

1995 Stock Option Plan

We have a Stock Option Plan. One of the conditions of our Plan is that a holder of an Option under the Plan is required to exercise that Option within 90 days of termination of employment. No Options were exercised and there are no Options currently extant under the Plan. Nor is it our intention to grant any new Options under this Plan, but it is our intention to substitute a new Stock Option Plan in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table of stock ownership and notes thereto relate as of August 24, 2000 to the Common Stock of our Company by (i) each person known to be the beneficial owner of more than 5% of such voting security, (ii) each director,
(iii) each named executive officer and (iv) all executive officers and directors as a group. The percentages have been calculated by taking into account all shares of Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the shares owned.

                                       Amount and
                                       Nature of
                                       Beneficial
Name and Address                       Ownership
of Beneficial Owner                    of Class (1)(2)                   Percent
-------------------                    ---------------                   -------

New Castle Holdings Ltd.                 2,666,667                        21.08%
c/o Carr & Associates
2701 West Bush Blvd
Tampa
FL 33618

Steven Adelstein (3)                     3,565,000                        28.18%
4950 West Prospect Road
Ft. Lauderdale
FL 33309

The Storfer Family Trust                 1,333,333                        10.54%
KeyWest Swiss Investment
Pilot House 2nd Floor
West Wing
East Bay Street
Nassau, Bahamas

Tammi Adelstein-Shnider                    960,000                         7.59%
4442 Mahogany Ridge Drive
Weston
FL 33331

Todd Adelstein                             960,000                         7.59%
1141 SE 7th Court
Apt 303
Dania Beach
FL 33004

Franz A. Skryanz                             9,375                         0.07%
30 East 81st Street
New York, New York 10028

Geoffrey Taylor                              9,375                         0.07%
4 Ash Way,
Woolaston,
Gloucestershire GL15 6QA,
England

Ira Lavin                                    6,250                         0.05%
5203 N. 24th Street, #102
Phoenix, AZ 85016

All directors and executive officers
as a group (3 Persons)                      25,000                         0.20%

(1) Based on a total of 12,648,685 shares of Common Stock issued and outstanding at August 24, 2000.
(2)   All such ownership is direct unless otherwise stated.
(3) Includes 2,125,000 shares owned by A.U.W., Inc., a company which is controlled by Mr. Adelstein.

Item 13. Certain Relationships and Related Transactions.

                                       N/A

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

      (a) Documents filed as part of this report:

      1.    Financial Statements:

            Consolidated Financial Statements of CAM Designs Inc. and
            Subsidiaries
            Independent Auditors' Report
            Consolidated Balance Sheets - Years Ended May 31, 2000 and 1999 Consolidated Statements of Operations - Years Ended May 31, 2000
                 and 1999
            Consolidated Statements of Stockholders' Equity (Deficit) - Years
                 Ended May 31, 2000 and 1999
            Consolidated Statement of Cash Flows - Years Ended May 31, 2000 and
                 1999
            Notes to Consolidated Financial Statements - Year Ended May 31,
                 2000

      2.    Financial Statement Schedules:

            Financial Statement Schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

      3.    Exhibits and Index:

            The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission (* Filed as exhibits to the Company's Registration Statement on Form SB-2 - File number 33-92456):

Exhibit No.                 Description
-----------                 -----------

3.1           Restated Certificate of Incorporation of the Registrant. *

3.1A          Amended Certificate of Incorporation of the Registrant. *

3.2           By-Laws of the Registrant. *

4.1 Form of Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, including form of Warrant. *

4.2           Specimen Common Stock, Warrant and Unit Certificates. *

10.1          1995 Stock Option Plan. *

10.5          Form of Unit Purchase Option between the Registrant and the
              Underwriter. *

11            Statement Re Computation of Per Share Earnings

21            Subsidiary of Registrant

27            Financial Data Schedule.

(b) The following Report on Form 8-K was filed by the Registrant during the last fiscal quarter ended May 31, 2000:

              - On May 31, 2000 a Form 8-K was filed detailing (i)
              Changes in Control of Registrant, and (ii) Acquisition of Assets.

                       CAM DESIGNS INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                             MAY 31, 2000 AND 1999

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents

Independent Auditors' Report                                                   1

Consolidated balance sheets at May 31, 2000 and 1999                           2

Consolidated statements of operations for the years ended
    May 31, 2000 and 1999                                                      3

Consolidated statements of stockholders' (deficit) for the
    years ended May 31, 2000 and 1999                                          4

Consolidated statements of cash flows for the years ended
    May 31, 2000 and 1999                                                      5

Notes to consolidated financial statements for the year ended
    May 31, 2000                                                          6 - 16

                          Independent Auditors' Report

The Board of Directors
CAM Designs Inc. and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of CAM Designs Inc. and Subsidiaries (A Development Stage Company) as of May 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CAM Designs Inc. and Subsidiaries (A Development Stage Company) at May 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Additionally, the company became a development stage company upon its merger completion and is presently not generating cash from operations which raise additional doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Garden City, New York

August 22, 2000

                        CAM DESIGNS INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                       May 31, 2000   May 31, 1999
                                                                       ------------   ------------

Current Assets:
      Cash in bank                                                      $     1,258    $        65

                                                                        -----------    -----------
           Total current assets                                               1,258             65
                                                                        -----------    -----------

Capitalized costs                                                             6,187             --
Goodwill, less accumulated amortization                                          --         46,555
                                                                        -----------    -----------
                                                                              6,187         46,555
                                                                        -----------    -----------

           Total assets                                                 $     7,445    $    46,620
                                                                        ===========    ===========

                                Liabilities and Stockholders' Deficit

Current Liabilities:
      Trade accounts payable                                            $   146,677    $   140,884
      Due to related party                                                   25,859             --
      Accrued expenses                                                        7,887         15,500
                                                                        -----------    -----------
           Total current liabilities                                        180,423        156,384

                                                                        -----------    -----------
           Total liabilities                                                180,423        156,384
                                                                        -----------    -----------

Stockholders' Deficit
      Preferred stock, $.001 par value 1,000,000 shares
         authorized -0- shares issued and outstanding                            --              1
      Common stock, $.001 par value, 19,000,000 shares
         authorized 12,523,185 and 330,357 shares issued
         and outstanding, respectively.                                      18,774          2,643
      Additional paid-in-capital                                          6,544,652      6,242,375
      Deficit                                                            (6,258,737)    (5,879,783)
      Subscription receivable                                                (2,667)            --
      Treasury stock: 9,375 common shares at cost                          (475,000)      (475,000)
                                                                        -----------    -----------
           Total Stockholders' deficit                                     (172,978)      (109,764)
                                                                        -----------    -----------

           Total liabilities and Stockholders' deficit                  $     7,445    $    46,620
                                                                        ===========    ===========

                       See notes to financial statements.

                        CAM DESIGNS INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           For the years ended May 31,

                                                                                        March 1, 1999
                                                                                         (Development
                                                                                             Stage)
                                                                                              to
                                                                2000           1999      May 31, 2000
                                                              ---------    -----------  -------------

Net sales                                                     $      --    $ 4,225,317

Cost of goods sold                                                   --             --           --
                                                              ---------    -----------    ---------

Gross profit                                                         --      4,225,317           --

Selling, general and
      administrative expenses                                   378,954      4,313,006      378,954
                                                              ---------    -----------    ---------

Loss before other expenses and
      provision for income taxes                               (378,954)       (87,689)    (378,954)
                                                              ---------    -----------    ---------

Other (Income) Expenses
      Depreciation and amortization                                  --        175,480
      Interest expense                                               --         48,114
                                                              ---------    -----------    ---------

      Total other expenses                                           --        223,594           --
                                                              ---------    -----------    ---------

Loss before provision for income taxes                         (378,954)      (311,283)    (378,954)

Provision for income taxes                                           --        114,889           --
                                                              ---------    -----------    ---------

Net (loss)                                                    $(378,954)   $  (196,394)   $(378,954)
                                                              =========    ===========    =========

Basic and diluted weighted average loss per ordinary share
      after giving effect to the 1 for 8 stock split, based
      on 1,250,509, 330,357 and 1,073,948 shares,
      respectively                                            $   (0.30)   $     (0.59)   $   (0.35)
                                                              =========    ===========    =========

                       See notes to financial statements.

                        CAM DESIGNS INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                    For the year ended May 31, 2000 and 1999

                                                       CONVERTIBLE     ADDITIONAL      CURRENCY
                                             COMMON     PREFERRED       PAID IN       TRANSLATION     ACCUMULATED    TREASURY
                                  SHARES      STOCK       STOCK         CAPITAL       ADJUSTMENT        DEFICIT        STOCK
                               ------------ --------- -------------- -------------- -------------- --------------- -------------

Balance June 1, 1998                         $ 2,643   $          1   $ 6,242,375    $    237,283   $ (5,683,389)   $   (475,000)

Net loss                                                                                                (196,394)

Effect of write off                                                                      (237,283)
                                            --------- -------------- -------------- -------------- --------------- -------------
Balance - May 31, 1999          2,642,859      2,643              1     6,242,375              --     (5,879,783)       (475,000)

Stock issued for services       4,501,194      4,501                      179,398

1 for 8 split                  (6,251,046)

Stock issued for services         487,000        487                        6,333

Shares issued Re:settlement         7,500          8                           (8)

Shares for debt                    62,500         63                       55,134

Exchange of stock                 275,000        275             (1)         (274)

Rounding fractional shares             11

Shares issued Re: merger       10,798,167     10,798                       61,694

Net (loss) for the year                                                                                 (378,954)
                               ------------ --------- -------------- -------------- -------------- --------------- -------------
Balance - May 31, 2000         12,523,185    $18,774   $         --   $ 6,544,652    $         --   $ (6,258,737)   $   (475,000)
                               ============ ========= ============== ============== ============== =============== =============

                        See notes to financial statements

                        CAM DESIGNS INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For the years ended May 31,

                                                                                March 1, 1999
                                                                                 (Development
                                                                                    Stage)
                                                                                      to
                                                         2000          1999      May 31, 2000
                                                      ----------- -------------- ------------
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities   $(314,549)   $   441,376     (314,549)
                                                      ----------- -------------- ----------

Cash Flows from Financing Activities
      Proceeds from issuance of ordinary stock          318,409             --      318,409
      Subscription receivable                            (2,667)            --       (2,667)
                                                      ----------- -------------- ----------

           Net cash provided by  financing
               activities                               315,742             --      315,742
                                                      ----------- -------------- ----------

Net increase in cash and cash equivalents                 1,193        441,376        1,193

Cash and cash equivalents at beginning of year               65     (1,846,708)          65

Writeoff of bank overdraft                                   --      1,642,680           --

Exchange gain                                                --       (237,283)          --
                                                      ----------- -------------- ----------

Cash and cash equivalents at end of year              $   1,258    $        65    $   1,258
                                                      =========== ============== ==========

                       See notes to financial statements.

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 1 - Summary of Significant Accounting Policies

         Organization and Description of Business

      On May 18, 2000, the Company completed its acquisition of the Net Digest.Com, Inc., a privately held internet publishing company based in Florida. The Company issued 10,798,167 common shares to acquire all the outstanding shares of Net Digest. Net Digest is presently in the development stage and has not yet begun operations or received any revenues. It is developing state of the art informational web sites in the medical and life style fields. The Company has in excess of fifty domain names registered.

      On May 22, 2000, the Company approved the eventual name change from "CAM" to The Net Digest.Com, Inc.

      On September 9, 1994, CAM Designs Inc. was incorporated as MGA Holdings Inc. The Company name was changed to CAM Designs Inc. ("CAM") on April 18, 1996. CAM was a holding Company and had not engaged in any commercial operations since incorporation.

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

      CAM Designs Limited (formerly MGA Holdings Limited) and its Subsidiaries operated three sites in the United Kingdom engaged in the provision of vehicle design and engineering services to the automotive and aerospace industries. During recent years, a significant portion of sales were to customers in the automotive sector. The Company's raw materials are readily available and the Company was not dependent on a single supplier.

      On October 22, 1998, the Company's United Kingdom subsidiaries, constituting all of its assets and operations, were placed into receivership. On November 27, 1998 all operating facilities were closed, certain contracts completed and certain equipment and facilities sold with payments used to liquidate outstanding indebtedness. All subsidiaries of the Company were dissolved with as part of the receivership proceedings.

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 1 - Summary of Significant Accounting Policies (Continued)

      Basis of Consolidation

      The consolidated financial statements include the financial statements of CAM Designs Inc. and its wholly owned subsidiaries prior to their dissolution. Additionally, the acquisition of Net Digest as a subsidiary is included. All significant inter-company balances and transactions have been eliminated on consolidation.

      Going Concern

      The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As a development stage company, the Company has no revenue from operations and limited financing. The Company's continued existence is dependent upon its ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments that might result from this uncertainty. Management is in the process of finalizing the development of its website and other operating plans. Additionally, the liquidation of the United Kingdom subsidiaries and discontinuance of prior business activities raises doubts about the Company's ability to continue as a going concern.

      The Company has relied upon to equity financing from stockholders' and other sources since inception. Additional equity is planned to be raised by private placement sales of common stock to new and existing investors in order to fund continuing development stage activities. The Company anticipates the filing of a limited offering as well in the near future to raise additional capital. Subsequent to May 31, 2000, the Company issued 160,000 shares of its common stock for $100,000.

      Foreign Currency Translation

      All assets and liabilities of operations outside the United States were translated into US dollars at period end exchange rates and income and expenses are translated at average rates for the period. Gains and losses resulting from translation are usually included in the foreign currency translation adjustment component of stockholders' equity, however, the severance of the subsidiaries has effected the translation as a cash flow item only.

      Revenue Recognition

      Prior to receivership of the foreign subsidiaries, revenues on short-term contracts were accounted for on the completed contract method and included in income upon substantial completion or shipment to the customer.

      Long-term contracts were valued at cost plus attributable profits less provisions for future losses where appropriate. Attributable profit is recognized, where in the opinion of the Company, the outcome of the contract can be assessed with reasonable certainty and is the difference between the reported values of work completed in turnover and the costs for that contract.

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 1 - Summary of Significant Accounting Policies (Continued)

      Capitalized Costs

      Costs directly related to the development and design of websites are expensed as incurred. These costs may include the utilization of outside services, content and graphic development, computerization, etc. Once a website becomes operational, all costs will be charged as normal operating expenses.

      Certain costs incurred to register domain names have been capitalized. It is managements policy to write these capitalized costs off when it is determined they have no net realizable value or the domain name is being developed as a website.

      Plant and Machinery

      Plant and machinery were stated at cost. Plant and machinery held under capital leases is stated at the equivalent of the present value of minimum lease payments.

      Depreciation on property, plant and machinery was calculated using the straight-line method over the estimated useful lives of the assets. Plant and machinery held under capital leases and leasehold property are amortized using the straight line method over the shorter of the lease term or estimated useful life of the asset.

      All fixed assets were written off as part of the receivership and severance of the subsidiaries.

      Impairment of Long-Lived Assets - Goodwill

      The Company has not completed its evaluation of the adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." However, management believes any such effect will not be material. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited. The Company assessed the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Since the Company entered receivership in 1999, it was determined that goodwill should be written off.

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 1 - Summary of Significant Accounting Policies (Continued)

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

      Pension

      The group had a defined contribution pension plan. Total contributions to the plan during the year ended May 31, 1999 was $102,462. Upon entering receivership, the plan was terminated and all assets distributed to vested participants.

      Concentration of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company's investment policy is to invest in low risk, highly liquid investments. The Company has not experienced any losses in such account and does not believe it is exposed to any significant credit risk in its cash investment.

      Cash and Cash Equivalents

      All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

      Loss Per Common Share

      Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. The weighted average number of common shares used to calculate loss per common share during May 31, 2000 and 1999 was 1,250,509 and 330,357, respectively. Because of the reverse stock split of the Company, the weighted average number of shares outstanding has been retroactively restated.

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 1 - Summary of Significant Accounting Policies (Continued)

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

      Fair Value of Financial Instruments

      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The carrying value of cash, cash equivalents, accounts receivable and notes payable approximates fair value.

      Stock Based Compensation

      The Company uses SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

      Recent Pronouncements

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed and determinable, and
      (4) collectibility is reasonably assured. The Company is required to comply with SAB 101 transactions entered into on or after February 1, 2000, but does not expect it to have a material impact on the Company's consolidated financial position or results of operation.

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 2 - Industry Segment Information

      Principal financial data by industry segment is as follows:

      Net sales                             2000                       1999
                                            ----                       ----

      Automotive industry                    -0-                $ 1,955,561
      Aerospace industry                     -0-                    496,108
      Placement of personnel                 -0-                  1,773,648
                                           -----                -----------
      Total revenues                       $ -0-                $ 4,225,317
                                           =====                ===========

      Segment information is provided only for the period in 1999 prior to the Company entering receivership as discussed in Note 1. Subsequent to that date, the Company became a development stage company.

Note 3 - Related Party Transactions

      A company/shareholder of the Company advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of May 31, 2000, amounts due to this related company amounted to $25,859.

Note 4 - Income Taxes

      No provision for federal or state taxes has been recorded as the Company has incurred net operating losses. Ay May 31, 2000 the Company has approximately $ 575,000 of net operating loss carryforwards for federal income tax purposes available to offset future taxable income. The carryforwards expire beginning in 2019.

      Income tax benefit/(expense) attributable to income consists of:

                                       Net         Current      Deferred
                                       ---         -------      --------
      Year ended May 31, 2000       $       0     $       0     $      0
      Year ended May 31, 1999       $ 114,889     $ 114,889     $      0

      Income tax expense/(benefit) attributable to loss was $-0- and $(114,889) for the years ended May 31, 2000 and 1999 respectively and differed from the amounts computed by applying the statutory United Kingdom rate of 31% to pre-tax (loss)/income as a result of the following:

       Corporate benefit (tax) at United Kingdom      2000            1999
                                                      ----            ----
          Statutory rate                             $    0         $114,889
       Non-deductible expenses                            0                0
       Non-deductible expenses in respect of
          Prior years                                     0                0
       Taxable losses not recorded                        0                0
                                                     ------         --------

       Benefit (Provision) for income taxes          $    0         $114,889
                                                     ======         ========
       Effective rate                                    0%               0%
                                                     ======         ========

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 4 - Income Taxes (Continued)

      The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset at May 31, 2000 and 1999 are presented below:

      Deferred tax assets relating to:                 2000           1999
                                                       ----           ----

      Short-term timing differences                 $       0       $     0
      Taxable losses available net of liabilities
         for future profits                           170,863             0
      Valuation allowance                            (170,863)            0
                                                    ---------       -------
                                                    $       0       $     0
                                                    =========       =======

Note 5- Stockholders' Deficit

      The Company has two categories of authorized stock as follows:

                                                              Authorized
                                                        2000                1999
                                                        ----                ----

     Common stock                                 19,000,000           9,000,000
     Preferred stock                               1,000,000           1,000,000

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

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 5- Stockholders' Deficit (Continued)

      No dividends are payable on the Series A Preferred Stock, and the holders of the Series A Preferred Stock shall have no voting rights.

      All shares of the Preferred Stock shall rank prior to the Common Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

      The Company has the following warrants all of which are held over the Common Shares of the Company, outstanding as at May 31, 2000:

      Number of Warrants                 Price at which warrants are exercisable
           500,000                                      $3.50
           150,000                                      $4.00
           100,000                                      $6.00
           587,500                                      $8.00
         ---------
         1,337,500
         =========

      All of the above warrants are exercisable from their immediate date of issue for an indefinite period.

      During the year ended May 31, 2000, CAM issued 5,325,694 common shares to various parties for services rendered prior to May 31, 2000 at a value of $234,819. Additionally, Net Digest prior to the merger (and as part of the 10,798,167 shares exchanges) issued 283,333 of its common shares valued at $7,083 for services rendered. Net Digest as part of its capitalization of shares outstanding and during the period January 21, 2000 (inception) to May 31, 2000 issued 8,383,334 shares to its founding shareholders who still owe $2,667 (original par value) as a stock subscription. This amount is still collectible. Also, Net Digest issued 2,131,500 shares in a private placement, receiving net proceeds of $57,025.

      On December 20, 1999, CAM's (prior to the Net Digest acquisition), board of directors approved a 1:8 reverse stock split. The Company's shares outstanding on December 20, 1999 were 7,144,053 which included 4,501,194 shares issued between June 1, 1999 and December 20, 1999 and 2,642,859 shares outstanding May 31, 1999.

      Preferred Stock

      The Company authorized the issuance of up to 5,000,000 shares of preferred stock, par value $.001 per share, to establish one or more series of preferred stock and to determine, with respect to each of these series, their preferences, voting rights and other terms. As of May 31, 2000, no shares of preferred stock were outstanding.

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 5- Stockholders' Deficit (Continued)

      On May 1, 2000, Net Digest granted warrants to three directors to acquire an aggregate of 360,000 restricted shares of common stock at an exercise price of $.75 per share. The options become exercisable in three annual installments of 120,000 shares beginning on May 1, 2000, and expire on April 30, 2006.

      Reverse Stock Split

      On December 20, 1999, the Board of Directors authorized a 1 for 8 reverse stock split of the Company's common stock which became effective prior to the acquisition of Net Digest. Such reverse stock split has been retroactively reflected in all share and per share disclosures in the accompanying financial statements and notes.

Note 6- Stock Option Plan

      As at May 31, 2000 there are options outstanding to officers, directors, and employees covering 418,000 shares of Class A stock issued under the Company's 1995 Stock Option Plan. Option prices may not be less than 100% of the fair market value of the Common Stock on the date of grant. 30,000 options have an exercise price of $4,320,000 options have an exercise price of $5.00, 10,000 options have an exercise price of $7.00, 7,500 options have an exercise price of $7.50 and 50,000 options have an exercise price of $9.50.

      A summary of the status of the Company's fixed stock option plan as of May 31, 2000 and 1999 and changes during the years ended on those dates is presented below:

                                1999       1999          1998        1998
                               Shares    Weighted       Shares     Weighted
                                          average                   average
                                       exercise price           exercise price
Fixed options

Outstanding at beginning
   of year                       420      $  5.67        420     $  5.67
Lapsed                            (2)        7.50         (2)       7.50
                                 ---      -------        ---     -------

Outstanding at end of year       418      $  5.56        418     $  5.56
                                 ===      =======        ===     =======

Options exercisable at year end  418                     418
                                 ===                     ===

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 6- Stock Option Plan (Continued)

      The following table summarizes information about fixed stock options outstanding at May 31, 2000.

                            Options outstanding      Options exercisable

Range of exercise prices    Number of   Weighted      Number      Weighted
                          outstanding   average    exercisable    average
                           at May 31,   exercise     at May 31,   exercise
                             1999        price         1999         price

     $4                        30         $4.00         30         $4.00
     $5                       320         $5.00        320         $5.00
     $7                        10         $7.00         10         $7.00
     $7.50                      8         $7.50          8         $7.50
     $9                        50         $9.50         50         $9.50
                              ---                      ---
                              418                      418
                              ===                      ===

      Subsequent to May 31, 1999, and as part of the receivership the stock option plan was terminated.

Note 7- Contingencies

      Operating Lease

      The Company leases office and production space for Net Digest in Fort Lauderdale, Florida, pursuant to an operating lease which provides for fixed monthly rental payments of approximately $1,500 through December 2001. For the period from inception (January 21, 2000) to May 31, 2000, rent expense amounted to $7,500.

      At May 31, 2000 the future minimum annual rental payments under the non-cancelable operating lease is as follows:

      Year
      2001                      $  18,000
      2002                         10,500
                                ---------
                                $  28,500
                                =========

      To date, the Company has also utilized office space made available by an officer of the Company. The officer has not charged the Company rent.

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 7- Contingencies (Continued)

      Subsequent Events

      Subsequent to May 31, 2000, the Company issued 216,000 shares of its common stock to various parties. The issuance included 56,000 shares for services rendered in the amount of $ 33,600 and 160,000 shares to investors who paid $ 100,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 2000                   CAM DESIGNS INC.


                                        By: /s/Geoffrey Taylor
                                            ------------------------------------
                                            Geoffrey Taylor
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   Signatures                           Title                    Date
   ----------                           -----                    ----


/s/Geoffrey Taylor    Chairman of the Board,
------------------    President, Chief Executive
Geoffrey Taylor       Officer and Director
                      (Principal Executive Officer)              August 24, 2000


/s/Franz Skryanz      Chief Financial Officer, Secretary,
------------------    Treasurer and Director (Principal
Franz Skryanz         Financial and Accounting Officer)          August 24, 2000


/s/Ira Lavin          Director                                   August 24, 2000
------------------
Ira Lavin