Form 10-K/A
period 2000-05-31
NETDIGEST COM INC
filed 2000-09-25
CIK 945081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:

NONE.

To correct certain numerical and other details in Item 8. Financial Statements and Supplementary Data, Cam Designs Inc. (the "Company" or "We") hereby restates in its entirety the Financial Statements as provided for after page 13 of our Company's Form 10-K for the fiscal year ended May 31, 2000, as filed with the Securities and Exchange Commission on August 30, 2000.


                            [Cover page 2 of 2 pages]

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                              MAY 31, 2000 AND 1999

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents

Independent Auditors' Report                                                  1

Consolidated balance sheets at May 31, 2000 and 1999                          2

Consolidated statements of operations for the years ended
    May 31, 2000 and 1999                                                     3

Consolidated statements of stockholders' (deficit) for the
    years ended May 31, 2000 and 1999                                         4

Consolidated statements of cash flows for the years ended
    May 31, 2000 and 1999                                                     5

Notes to consolidated financial statements for the year ended
    May 31, 2000                                                          6 - 14

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Additionally, the company became a development stage company upon completion of its acquisition of theNETdigest.com, Inc. (as discussed in Note 1) and is presently not generating cash from operations which raise additional doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Garden City, New York

August 22, 2000

                        CAM DESIGNS INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                              May 31, 2000   May 31, 1999
                                                              ------------   ------------
Current Assets:
    Cash in bank                                              $     1,258    $        65

                                                              -----------    -----------
       Total current assets                                         1,258             65
                                                              -----------    -----------

Capitalized costs                                                   6,187             --
Goodwill, less accumulated amortization                                --         46,555
                                                              -----------    -----------
                                                                    6,187         46,555
                                                              -----------    -----------

       Total assets                                           $     7,445    $    46,620
                                                              ===========    ===========

                      Liabilities and Stockholders' Deficit

Current Liabilities:
    Trade accounts payable                                    $   146,677    $   140,884
    Due to related party                                           25,859             --
    Accrued expenses                                                7,887         15,500
                                                              -----------    -----------
       Total current liabilities                                  180,423        156,384

                                                              -----------    -----------
       Total liabilities                                          180,423        156,384
                                                              -----------    -----------

Stockholders' Deficit
    Preferred stock, $.001 par value 5,000,000 shares and
       1,000,000 shares authorized as of May 31, 2000
       and 1999, respectively -0- shares issued and
       outstanding                                                     --              1
    Common stock, $.001 par value, 50,000,000 shares
       and 9,000,000 shares as of May 31, 2000 and 1999
       respectively authorized 12,523,185 and 330,357
       shares issued and outstanding, respectively                 18,774          2,643
    Additional paid-in-capital                                  6,544,652      6,242,375
    Deficit                                                    (6,258,737)    (5,879,783)
    Subscription receivable                                        (2,667)            --
    Treasury stock: 9,375 common shares at cost                  (475,000)      (475,000)
                                                              -----------    -----------
       Total Stockholders' deficit                               (172,978)      (109,764)
                                                              ===========    ===========

       Total liabilities and Stockholders' deficit            $     7,445    $    46,620
                                                              ===========    ===========

                       See notes to financial statements.

                        CAM DESIGNS INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the years ended May 31,

                                                                               March 1, 1999
                                                                               (Development
                                                                                  Stage)
                                                                                   to
                                                    2000           1999        May 31, 2000
                                                 -----------    -----------    ------------
Net sales                                        $        --    $ 4,225,317

Cost of goods sold                                        --             --             --
                                                 -----------    -----------    -----------

Gross profit                                              --      4,225,317             --

Selling, general and
    administrative expenses                          378,954      4,313,006        378,954
                                                 -----------    -----------    -----------

Loss before other expenses and
    provision for income taxes                      (378,954)       (87,689)      (378,954)
                                                 -----------    -----------    -----------

Other (Income) Expenses
    Depreciation and amortization                         --        175,480
    Interest expense                                      --         48,114
                                                 -----------    -----------    -----------

    Total other expenses                                  --        223,594             --
                                                 -----------    -----------    -----------

Loss before provision for income taxes              (378,954)      (311,283)      (378,954)

Provision for income taxes                                --        114,889             --
                                                 -----------    -----------    -----------

Net (loss)                                       $  (378,954)   $  (196,394)   $  (378,954)
                                                 ===========    ===========    ===========

Basic and diluted weighted average loss per
    ordinary share after giving effect to the
    1 for 8 stock split, based on 1,250,509,
    330,357 and 1,073,948 shares, respectively   $     (0.30)   $     (0.59)   $     (0.35)
                                                 ===========    ===========    ===========

                       See notes to financial statements.

                        CAM DESIGNS INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For the year ended May 31, 2000 and 1999

                                                COMMON    CONVERTIBLE     ADDITIONAL      CURRENCY      ACCUMULATED      TREASURY
                                                 STOCK     PREFERRED       PAID IN       TRANSLATION     DEFICIT           STOCK
                                 SHARES                      STOCK         CAPITAL       ADJUSTMENT
                              -----------    -----------   -----------    -----------    -----------    -----------    -----------
Balance June 1, 1998                         $     2,643   $         1    $ 6,242,375    $   237,283    $(5,683,389)   $  (475,000)

Net loss                                                                                                   (196,394)

Effect of write off                                                                         (237,283)

                                             -----------   -----------    -----------    -----------    -----------    -----------
Balance May 31, 1999            2,642,859          2,643             1      6,242,375             --     (5,879,783)      (475,000)

Stock issued for services       4,501,194          4,501                      179,398

Reverse stock split, 1 for
  8 shares common stock
  outstanding                  (6,251,046)

Stock issued for services         487,000            487                        6,333

Shares issued Re:settlement         7,500              8                           (8)

Shares for debt                    62,500             62                       55,134

Exchange of stock                 275,000            275            (1)          (274)

Rounding fractional shares             11

Shares issued Re:merger        10,798,167         10,798                       61,694

Net (loss) for year                                                                                        (378,954)            --
                              -----------    -----------   -----------    -----------    -----------    -----------    -----------
Balance - May 31, 2000         12,523,185    $    18,774   $        --    $ 6,544,652    $        --    $(6,258,737)   $  (475,000)
                              ===========    ===========   ===========    ===========    ===========    ===========    ===========

                       See notes to financial statements

                        CAM DESIGNS INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the years ended May 31,

                                                                                        March 1, 1999
                                                                                        (Development
                                                                                           Stage)
                                                                                             to
                                                           2000             1999        May 31, 2000
                                                      -------------    -------------    -------------
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities   $    (314,549)   $     441,376         (314,549)
                                                      -------------    -------------    -------------

Cash Flows from Financing Activities
      Proceeds from issuance of ordinary stock              318,409               --          318,409
      Subscription receivable                                (2,667)              --           (2,667)
                                                      -------------    -------------    -------------

           Net cash provided by  financing
               activities                                   315,742               --          315,742
                                                      -------------    -------------    -------------

Net increase in cash and cash equivalents                     1,193          441,376            1,193

Cash and cash equivalents at beginning of year                   65       (1,846,708)              65

Writeoff of bank overdraft                                       --        1,642,680               --

Exchange gain                                                    --         (237,283)              --
                                                      -------------    -------------    -------------

Cash and cash equivalents at end of year              $       1,258    $          65    $       1,258
                                                      =============    =============    =============

                       See notes to financial statements.

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 1 - Summary of Significant Accounting Policies

      Organization and Description of Business

      CAM Designs, Inc. and Subsidiaries includes the accounts of theNETdigest.com, Inc., a recently formed corporation and CAM Designs, Inc.

      On May 18, 2000, the Company completed its acquisition of theNETdigest.com, Inc. (incorporated January, 2000). CAM issued 10,798,167 common shares to acquire all the outstanding shares of theNETdigest.com, Inc. These shares were issued subsequent to a reverse 1 for 8 stock split discussed in Note 5 (Stockholders Deficit). For accounting purposes, the acquisition has been treated as a reverse acquisition whereby theNETdigest.com, Inc. is treated as the acquirer and CAM as the acquiree. Prior to the reverse acquisition, CAM had a deficit (at May 31, 1999) of $5,879,783. Reference is made to Note 1 regarding a discussion of "Going Concern".

      On May 22, 2000, the Company approved the eventual name change from "CAM" to "theNETdigest.com, Inc."

      CAM Designs, Inc. (formerly MGA Holdings, Inc.) has been a holding company and had no commercial operations since its inception. CAM Designs, Inc. was the parent of CAM Designs Limited (formerly MGA Holdings Ltd.).

      CAM Designs Limited and its Subsidiaries had operated three sites in the United Kingdom engaged in the provision of vehicle design and engineering services to the automotive and aerospace industries. During recent years, a significant portion of sales were to customers in the automotive sector.

      On October 22, 1998, the Company's United Kingdom subsidiaries, constituting all of its assets and operations, were placed into receivership, and on November 27, 1998 all operating facilities were closed, certain contracts completed and certain equipment and facilities sold with payments used to liquidate outstanding indebtedness. All subsidiaries of the Company were dissolved as part of the receivership proceedings.

      Both CAM and theNETdigest.com, Inc. are presently development stage companies, since operations have not yet begun and no revenues have been received. theNETdigest.com, Inc. is developing state of the art informational web sites in the medical and life style fields. Also, the Company has in excess of fifty domain names registered.

      Basis of Consolidation

      The consolidated financial statements include the financial statements of CAM Designs Inc. and its wholly owned subsidiaries prior to their dissolution. Additionally, the acquisition of theNETdigest.com, Inc. as a subsidiary is included. All significant inter-company balances and transactions have been eliminated on consolidation.

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 1 - Summary of Significant Accounting Policies (Continued)

      Going Concern

      The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As a development stage company, the Company has no revenues from operations and limited financing. The Company's continued existence is dependent upon its ability to meet its financing requirements on an ongoing basis, and to succeed in its future operations. The financial statements do not include any adjustments that might result from this uncertainty. Management is in the process of finalizing the development of its website and other operating plans. Additionally, the liquidation of the United Kingdom subsidiaries and discontinuance of prior business activities raises doubts about the Company's ability to continue as a going concern.

      The Company relied upon equity financing from stockholders' and other sources. Additionally, theNETdigest plans to raise additional equity by private placement of common stock to new and existing investors to fund continuing development stage activities. The Company anticipates the filing of a limited offering as well as, in the near future to raise additional capital. Subsequent to May 31, 2000, the Company issued 160,000 shares of its common stock for $96,000.

      Foreign Currency Translation

      Prior to the dissolution of the foreign subsidiaries, all assets and liabilities of operations outside the United States were translated into US dollars at period end exchange rates and income and expenses are translated at average rates for the period. Gains and losses resulting from translation are usually included in the foreign currency translation adjustment component of stockholders' equity, however, the severance of the subsidiaries has effected the translation as a cash flow item only.

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

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 1 - Summary of Significant Accounting Policies (Continued)

      Pension

      Prior to receivership, the foreign subsidiaries had a defined contribution pension plan. Total contributions to the plan during the year ended May 31, 1999 was $102,462. Upon entering receivership, the plan was terminated and all assets distributed to vested participants.

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

      Stock Based Compensation

      The Company uses SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Currently, no options have been granted. Reference is made to Note 6 (Stock Option Plan).

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

Note 2 - Industry Segment Information

      Segment information is provided only for the period in 1999 prior to the Company entering receivership as discussed in Note 1. Subsequent to that date, the Company became a development stage company.

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 2 - Industry Segment Information (Continued)

      Principal financial data by industry segment is as follows:

      Net sales                                                  1999
                                                                 ----
      Automotive industry                                    $ 1,955,561
      Aerospace industry                                         496,108
      Placement of personnel                                   1,773,648
                                                             -----------
      Total revenues                                         $ 4,225,317
                                                             ===========

Note 3 - Related Party Transactions

      A company/shareholder of the Company advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of May 31, 2000, amounts due to this related company amounted to $25,859.

Note 4 - Income Taxes

      No provision for federal or state taxes has been recorded as the Company has incurred net operating losses. At May 31, 2000 the Company has approximately $ 575,000 of net operating loss carryforwards for federal income tax purposes available to offset future taxable income. The carryforwards expire beginning in 2019.

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

      Income tax expense/(benefit) attributable to loss was $-0- and $(114,889) for the years ended May 31, 2000 and 1999 respectively and differed from the amounts computed by applying the statutory United Kingdom rate of 31% to pre-tax (loss)/income as a result of the following:

      Corporate benefit (tax) at United Kingdom       2000         1999
                                                      ----         ----
       Statutory rate                               $      0     $114,889
      Non-deductible expenses                              0            0
      Non-deductible expenses in respect of
       Prior years                                         0            0
      Taxable losses not recorded                          0            0
                                                    --------     --------

      Benefit (Provision) for income taxes          $      0     $114,889
                                                    ========     ========
      Effective rate                                      0%           0%
                                                    ========     ========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 4 - Income Taxes (Continued)

      The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset at May 31, 2000 and 1999 are presented below:

      Deferred tax assets relating to:                 2000         1999
                                                       ----         ----

      Short-term timing differences                 $       0    $       0
      Taxable losses available net of liabilities
       for future profits                             170,863            0
      Valuation allowance                            (170,863)           0
                                                    ---------    ---------
                                                    $       0    $       0
                                                    =========    =========

Note 5- Stockholders' Deficit

      The Company has two categories of authorized stock as follows:

                                                         Authorized
                                                     2000          1999
                                                     ----          ----

      Common stock                                50,000,000     9,000,000
      Preferred stock (for 1999 $.05 cents
        preferred dividend)                        5,000,000     1,000,000

      Preferred Stock

      On May 22, 2000, the Company authorized the issuance of up to 5,000,000 shares of preferred stock, par value $.001 per share, to establish one or more series of preferred stock and to determine, with respect to each of these series, their preferences, voting rights and other terms. As of May 31, 2000, no shares of preferred stock were outstanding.

      Common stock is subject to any express rights of Preferred Stock. There are no express rights set out in the constitution, but authority is given to the Board of Directors to issue Preferred Stock on such rights as they deem fit. No preferred stock has been issued.

      Common Stock

      In January, 2000, the company amended its certificate of incorporation increasing the number of authorized common shares to 19,000,000.

      On May 22, 2000, the Company approved an additional increase in the authorized common shares to 50,000,000.

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 5- Stockholders' Deficit (Continued)

      Warrants

      On May 1, 2000, theNETdigest granted warrants to three directors to acquire an aggregate of 360,000 restricted shares of common stock at an exercise price of $.75 per share. The options become exercisable in three annual installments of 120,000 shares beginning on May 1, 2000, and expire on April 30, 2006. As of May 31, 2000 no warrants have been exercised. The following is a summary table for May 31, 2000 of warrants granted, exercised and/or cancelled:

                                                                Weighted Average
                                                                 Exercise Price
      Warrants - outstanding - beginning of year     $      0       $   .00
          Granted                                     360,000           .75
          Exercised                                         0           .00
          Cancelled                                         0           .00
                                                     --------       -------

      Warrants - outstanding - end of year           $360,000       $   .75
                                                     ========       =======

      During the year ended May 31, 2000, CAM issued 1,049,649 common shares to various parties for services rendered prior to May 31, 2000 at a value of $234,819. Additionally, CAM issued 345,000 common shares as repayment of debt, in exchange for preferred stock and for a legal settlement. The issuance of these shares represents post stock split issuance as discussed below. Additionally, theNETdigest.com, Inc. prior to its acquisition by CAM (and as part of the 10,798,167 shares exchanged) issued 283,333 of its common shares valued at $7,083 for services rendered. theNETdigest.com, Inc. as part of its capitalization of shares outstanding and during the period January 21, 2000 (inception) to May 31, 2000 issued 8,383,334 shares to its founding shareholders who still owe $2,667 (original par value) as a stock subscription. This amount is still collectible. Also, theNETdigest.com, Inc. issued 2,131,500 shares in a private placement, receiving net proceeds of $57,025.

      On December 20, 1999, CAM's (prior to the theNETdigest.com, Inc. acquisition), board of directors approved a 1:8 reverse stock split. The Company's shares outstanding on December 20, 1999 were 7,144,053 which included 4,501,194 shares issued between June 1, 1999 and December 20, 1999 and 2,642,859 shares outstanding May 31, 1999.

      Reverse Stock Split

      On December 20, 1999, the Board of Directors authorized a 1 for 8 reverse stock split of the Company's common stock which became effective prior to the acquisition of theNETdigest.com, Inc.. Such reverse stock split has been retroactively reflected in all share and per share disclosures in the accompanying financial statements and notes.

                        CAM DESIGNS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000

Note 6- Stock Option Plan

      On May 22, 2000, the Company adopted the "2000 Equity Compensation Plan". The plan sets aside 2,000,000 shares of its common stock to be granted to employees, members of the board and non-employees providing services to the company. To date, no options have been granted.

      Subsequent to May 31, 1999, and as part of the receivership, the former stock option plan was terminated.

Note 7- Contingencies

      Operating Lease

      The Company leases office and production space for theNETdigest.com, Inc. in Fort Lauderdale, Florida, pursuant to an operating lease which provides for fixed monthly rental payments of approximately $1,500 through December 2001. For the period from inception (January 21, 2000) to May 31, 2000, rent expense amounted to $7,500.

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

      Subsequent Events

      Subsequent to May 31, 2000, the Company issued 216,000 shares of its common stock to various parties. The issuance included 56,000 shares for services rendered in the amount of $33,600 and 160,000 shares to investors who paid $96,000.

                                     PART I

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 2000                      CAM DESIGNS INC.


                                              By: /s/Geoffrey Taylor
                                              ----------------------------------
                                              Geoffrey Taylor
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   Signatures                 Title                         Date
   ----------                 -----                         ----


/s/Geoffrey Taylor      Chairman of the Board,
------------------      President, Chief Executive
Geoffrey Taylor         Officer and Director
                        (Principal Executive Officer)       September 22, 2000


/s/Franz Skryanz        Chief Financial Officer, Secretary,
--------------------    Treasurer and Director (Principal
Franz Skryanz           Financial and Accounting Officer)   September 22, 2000


/s/Ira Lavin
---------------
Ira Lavin               Director                            September 22, 2000