Form 10QSB
period 2000-08-31
NETDIGEST COM INC
filed 2000-10-16
CIK 945081

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:       August 31, 2000
Commission file number:             1-13886



                             THENETDIGEST.COM, INC.
                           (Formerly Cam Design, Inc.)
             (Exact name of registrant as specified in its charter)


            Delaware                                         38-2655325
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)




                             4950 West Prospect Road
                         Fort Lauderdale, Florida 33309
                    (Address of principal executive offices)
                                   (Zip code)

                                 (954) 745-8277
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X      No
                                     ------      ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2000: 13,200,000 shares of common stock, $.001 par value per share.

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                     QUARTERLY PERIOD ENDED August 31, 2000
                                      INDEX



Page

PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

 Balance Sheet (Unaudited) - August 31, 2000                                   3

 Statements of Operations (Unaudited)
   For the Three Months Ended August 31, 2000 and for the
   period from Inception (January 21, 2000) to August 31, 2000                 4

 Statements of Cash Flows (Unaudited)
   For the Three Months Ended August 31, 2000 and for the
   period from Inception (January 21, 2000) to August 31, 2000                 5

 Notes to Financial Statements                                               6-7

 Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                       7-9


PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings                                                    9

 Item 2 - Changes in Securities                                                9

 Item 4 - Submission of Matters to a Vote of Security Holders                  9

 Item 6 - Exhibits and Reports on Form 8-K                                    10

 Signatures                                                                   10

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 August 31, 2000
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash                                                               $ 14,664
    Prepaid Rent                                                          6,000
                                                                       ---------

      Total Current Assets                                               20,664


CAPITALIZED COSTS                                                        11,342
                                                                       ---------

      Total Assets                                                     $ 32,006
                                                                       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                              $167,943
    Due to Related Parties                                               18,320
                                                                       ---------

      Total Current Liabilities                                         186,263
                                                                       ---------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($.001 Par Value; 5,000,000 Shares Authorized)
      No Shares Issued and Outstanding )                                      -
    Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
      12,975,000 Shares Issued and Outstanding)                          12,975
    Additional Paid-in Capital                                          234,484
    Accumulated Deficit                                                (399,049)
    Less: Subscription Receivable                                        (2,667)
                                                                       ---------

      Total Stockholders' Deficit                                      (154,257)
                                                                       ---------

      Total Liabilities and Stockholders' Deficit                      $ 32,006
                                                                       =========


                See Accompanying Notes to Financial Statements.

                               THENETDIGEST.COM, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                                       For the                     For the
                                                                     Three Months                Period from
                                                                        Ended                     Inception
                                                                      August 31,             (January 21, 2000)
                                                                         2000                to August 31, 2000
                                                                ---------------------      ----------------------

REVENUES                                                        $                -         $                  -
                                                                ---------------------      ----------------------

OPERATING EXPENSES:
    Consulting Fees                                                         30,000                       44,683
    Marketing                                                              143,039                      165,895
    Professional Fees                                                       28,013                       50,840
    Rent and Utilities                                                       4,500                       12,000
    Website Maintenance and Development                                     21,658                       95,585
    Other General and Administrative                                        25,158                       30,046
                                                                ---------------------      ----------------------

      Total Operating Expenses                                             252,368                      399,049
                                                                ---------------------      ----------------------

LOSS FROM OPERATIONS                                                      (252,368)                    (399,049)

PROVISION FOR INCOME TAXES                                                       -                            -
                                                                ---------------------      ----------------------

NET LOSS                                                        $         (252,368)        $           (399,049)
                                                                =====================      ======================

BASIC AND DILUTED:
      Net Loss Per Common Share:                                $            (0.02)        $              (0.03)
                                                                =====================      ======================

      Weighted Common Shares Outstanding                                12,617,581                   11,645,754
                                                                =====================      ======================

                See Accompanying Notes to Financial Statements.
                                      -4-

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 For the                         For the
                                                                               Three Months                    Period from
                                                                                  Ended                         Inception
                                                                                August 31,                 (January 21, 2000)
                                                                                   2000                    to August 31, 2000
                                                                          -----------------------       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                              $             (252,368)       $                (399,049)

    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Stock Issued for Services                                                     174,969                          174,969
           Shares Issued in connection with Recapitalization                                   -                          (27,530)

           (Increase) Decrease in:
              Prepaid Rent                                                                (6,000)                          (6,000)

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses                                       13,379                          167,943
              Due to Related Party                                                        (7,539)                          18,320
                                                                          -----------------------       --------------------------

Net Cash Flows Used in Operating Activities                                              (77,559)                         (71,347)
                                                                          -----------------------       --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in Capitalized Costs                                                         (5,155)                         (11,342)
                                                                          -----------------------       --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock                                                    96,120                           97,353
                                                                          -----------------------       --------------------------

Net Increase (Decrease) in Cash                                                           13,406                           14,664

Cash - Beginning of Period                                                                 1,258                                -
                                                                          -----------------------       --------------------------

Cash - End of Period                                                      $               14,664        $                  14,664
                                                                          =======================       ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                                                              $                    -        $                       -
                                                                          =======================       ==========================
    Income Taxes                                                          $                    -        $                       -
                                                                          =======================       ==========================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued for services                                      $              174,969        $                       -
                                                                          =======================       ==========================

                See Accompanying Notes to Financial Statements.
                                      -5-

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2000




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The results of operations for the three months ended August 31, 2000 are not necessarily indicative of the results for the full fiscal year ending May 31, 2001. These financial statements should be read in conjunction with the financial statements for the year ended May 31, 2000 and notes thereto contained in the Report on Form 10-KSB of Cam Design, Inc. (the "Company") as filed with the Securities and Exchange Commission.

TheNETdigest.com, Inc. (the "Company") was incorporated on September 9, 1994 in the State of Delaware as Cam Design, Inc. ("Cam"). On May 22, 2000, Cam approved a corporate name change to theNETdigest.com, Inc. The Company is in the development stage. On May 18, 2000, the board of directors of Cam voted to acquire 100% of the outstanding shares of theNETdigest.com, Inc., a Florida corporation, in exchange for the issuance of up to 12,250,000 shares of its common stock.

As a result of the exchange of stock, the former stockholders of theNETdigest.com, Inc. owned 10,791,667 restricted common shares or 86.2% after the recapitalization of Cam. Accordingly, this transaction has been treated, for financial reporting purposes, as a reverse acquisition in which theNETdigest.com, Inc. was recapitalized by providing 1,725,018 shares of Cam Design, Inc.'s common stock to Cam's existing stockholders. The stockholders' equity section reflects the change in the capital structure due to the reverse acquisition.

NOTE 2 - RELATED PARTY TRANSACTIONS

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of August 31, 2000, amounts due to these related companies and individuals amounted to $18,320.

NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock

During the three months ended August 31, 2000, the Company issued 291,615 shares of common stock for professional services rendered. These shares were valued at $.60 per share or $174,969, the approximate fair values, and charged to operations.

During the three months ended August 31, 2000, the Company issued 160,200 shares of common stock at a price of $.60 per share for net proceeds of $96,120.

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2000


NOTE 3 - STOCKHOLDERS' EQUITY (Continued)

Warrants

On May 1, 2000, the Company granted warrants to three directors to acquire an aggregate of 360,000 restricted shares of common stock at an exercise price of $.75 per share. . The options become exercisable in annual installments of 120,000 shares with 120,000 options vesting on May 1, 2000, 120,000 options vesting on May 1, 2001 and 120,000 options vesting on May 1, 2003. The options expire on April 30, 2006.

2000 Equity Compensation Plan

During  May  2000,  the  Company   adopted  and  implemented  the  "2000  Equity
Compensation Plan" and reserved up to two (2) million common shares for issuance hereunder. As of August 31, 2000, no shares had been issued under this plan.

NOTE 4 - SUBSEQUENT EVENT

During September 2000, the Company issued 225,000 shares of common stock at a price of $.60 per share for cash of $18,000 and consulting services of $117,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Plan of Operations

Prior to the acquisition of theNETdigest.com, Inc., we had no operations, no revenues, owned no assets, and we had not engaged in any business activities since October 22, 1998. Now, the business of theNETdigest effectively becomes our business, we changed our name to theNETdigest.com, Inc. TheNETdigest (www.theNETdigest.com), a quality Internet publishing company in the medical and life style fields, is developing the parent site to in excess of five hundred
(500) web domain sites. TheNETdigest intends to develop and maintain state-of-the-art informational web sites for end users on a variety of subject matter. Its goal is to provide totally comprehensive sites updated weekly for the most cutting-edge information and the most recent news articles. Each web site will have a specific, highly researched subject matter and will be geared toward supplying its users with what they need in one convenient, user-friendly arena. Conventional advertising, including radio and broadcast, will support all sites developed.

The first focused, in-depth web site currently under construction is theDIABETICdigest.com. Research has demonstrated a strong market need for a concentration of information on this serious disease. This site will offer an Editorial Board consisting of prominent professionals in the industry, news articles added weekly as well as an archive of articles, up-to-date product information, a healthcare database and a shopping area. Each article will be summarized by a brief paragraph explaining its content. With a glossary, bulletin board and chat room, this site will provide all the resources and feedback diabetics and their families and friends need, in one web site. The content is concise, current and entertaining and presented in an easy to understand language. This site will feature a large section devoted specifically to Juvenile Diabetes, with the newest information on research and activities for the parents and physicians of children with diabetes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS (Continued)

Plan of Operations (Continued)

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

It will contain its own glossary and articles and feature a chat room for kids with diabetes to interact with each other. Bold bright graphics and pictures and fun news items will entertain the children as they learn to take better care of themselves. The section will soon feature its own original animated theater-quality movie short. We plan to introduce theDIABETICdigest.com in the fourth quarter of fiscal 2000 in three different languages including English, Portuguese and Spanish.

We have in excess of five hundred (500) domain names registered. Future web sites currently in pre-production include one health digest and one lifestyle digest. Each web site will be developed within the strict quality guidelines of theNETdigest and will include exercise videos and a complete section for children.

This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those, discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's dependence upon certain key personnel, its ability to manage its growth, the Company's success in implementing its business strategy, the Company's success in arranging financing where required, and the risk of economic and market factors affecting the Company or its customers. Many of such risk factors are beyond the control of the Company and its management.

Summary Of Operations

During May 2000, pursuant to an Agreement and Plan of Reorganization by and between Cam Design, Inc. and the shareholders of theNETdigest.com, Inc., it was agreed that we may issue a maximum of 12,250,000 shares of our common stock to the shareholders of theNETdigest in exchange for each and every share of the capital stock of theNETdigest. As a result of the exchange of shares, theNETdigest became our wholly owned subsidiary. TheNETdigest, which was founded on January 21, 2000, has, since its inception, been engaged in the development of websites. TheNETdigest has as yet not generated any revenues. Its net loss for the period from inception (January 21, 2000) to August 31,2000 and for the three months ended August 31, 2000 amounted to $399,049 and $252,368, respectively. These losses consist of website development and maintenance costs, general operating and marketing expenses.

As a result of the foregoing factors, we incurred losses of approximately $252,000 or ($.02) per share for the three months ended August 31, 2000.

Liquidity And Capital Resources

At August 31, 2000, we had a stockholders' deficit of approximately $154,000. Our operations and growth have been funded by advances from related parties and the sale of common stock with gross proceeds of approximately $100,000. These funds were used for working capital, capital expenditures, and the acquisition of domain names.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS (Continued)

Liquidity And Capital Resources (Continued)

We have no other material commitments for capital expenditures. We believes that we have sufficient liquidity to meet all of our cash requirements for the next twelve months and that subsequent capital stock sales and increased marketing efforts will provide sufficient cash flows to meet our operating needs. We believe, however, that additional funding will be necessary to expand the website development efforts.

Net cash used in operations for the three months ended August 31, 2000 was $77,559 and was primarily attributable to the loss from operations for the three months ended August 31, 2000 of $244,342 offset by non-cash operating expenses related to the issuance of common stock for services of $174,969.

Net cash used in investing activities for the three months ended August 31, 2000 was $5,155. This was attributable to the registration of domain names.

Net cash provided by financing activities for the three months ended August 31, 2000 was $96,120. This was attributable to the sale of common stock.

For reasons indicated above, our liquidity is severely restricted and we have negative working capital. During the reporting period we were able to raise limited funds to cover ongoing website development and maintenance and other administrative expenses. We must now seek additional sources of both temporary and long-term financing to continue in existence and carry out the Plan of Business outlined above. As noted earlier, there can be no assurance that such sources of financing will be available for us, or that we will survive as a viable entity.



                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is not involved in any material litigation


Item 2.  Changes in Securities

On May 23, 2000, the Company issued 6,500 shares of common stock at a price of $.60 per share for net proceeds of $3,900.

During the three months ended August 31, 2000, the Company issued 291,615 shares of common stock for professional services rendered. These shares were valued at $.60 per share or $174,969, the approximate fair values, and charged to operations.

During the three months ended August 31, 2000, the Company issued 160,200 shares of common stock at a price of $.60 per share for net proceeds of $96,120.

During September 2000, the Company issued 225,000 shares of common stock at a price of $.60 per share.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         (27) Financial Data Schedule

    b.   Reports on Form 8-K

         There were no current reports on Form 8-K filed by the Company during the three months ended August 31, 2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THENETDIGEST.COM, INC.



Dated:   October 10, 2000         By:  /s/Steven Adelstein
                                       -----------------------------------------
                                       Steven Adelstein, Chief Executive Officer
                                       and President

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                     DESCRIPTION                                  LOCATION
------                     -----------                                  --------

1                          Financial Data Schedule                             1