Form 10QSB
period 2000-11-30
NETDIGEST COM INC
filed 2000-12-21
CIK 945081

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:       November 30, 2000
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

                                    Yes X  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 2000: 13,250,000 shares of common stock, $.001 par value per share.

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED November 30, 2000
                                      INDEX




                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Balance Sheet (Unaudited) - November 30, 2000                            3

      Statements of Operations (Unaudited)
        For the Six and Three Months Ended November 30, 2000
        and for the period from Inception (January 21, 2000)
        to November 30, 2000                                                   4

      Statements of Cash Flows (Unaudited)
        For the Six Months Ended November 30, 2000 and for the
        period from Inception (January 21, 2000) to November 30, 2000          5

      Notes to Financial Statements                                          6-7

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           7-9


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                               9

      Item 2 - Changes in Securities                                           9

      Item 4 - Submission of Matters to a Vote of Security Holders             9

      Item 6 - Exhibits and Reports on Form 8-K                               10

      Signatures                                                              10

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                November 30, 2000
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash                                                              $     421
     Prepaid Expenses                                                    82,869
                                                                      ----------

        Total Current Assets                                             83,290

PROPERTY AND EQUIPMENT, net                                               2,297

CAPITALIZED COSTS                                                        11,688
                                                                      ----------

        Total Assets                                                  $  97,275
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                             $ 195,503
    Due to Related Parties                                               23,779
                                                                      ----------

        Total Current Liabilities                                       219,282
                                                                      ----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($.001 Par Value; 5,000,000 Shares
      Authorized) No Shares Issued and Outstanding )                          -
    Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
        13,250,000 Shares Issued and Outstanding)                        13,250
    Additional Paid-in Capital                                          399,209
    Accumulated Deficit                                                (534,466)
                                                                      ----------

        Total Stockholders' Deficit                                    (122,007)
                                                                      ----------

        Total Liabilities and Stockholders' Deficit                   $  97,275
                                                                      ==========







                 See accompanying notes to financial statements.

                      THENETDIGEST.COM, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS
                           (Unaudited)



                                                                     For the Three         For the Six         For the Period
                                                                      Months Ended         Months Ended        from Inception
                                                                      November 30,         November 30,       (January 21, 2000)
                                                                         2000                 2000           to November 30, 2000
                                                                  -------------------- --------------------  --------------------

 REVENUES                                                         $                 -  $                 -   $                -
                                                                  -------------------- --------------------  --------------------

 OPERATING EXPENSES:
     Consulting Fees                                                           32,244               62,244               76,927
     Marketing                                                                      -              143,039              165,895
     Professional Fees                                                         44,624               82,637              105,464
     Rent and Utilities                                                         4,500                9,000               16,500
     Website Maintenance and Development                                       38,640               60,298              134,225
     Other General and Administrative                                          15,409               30,567               35,455
                                                                  -------------------- --------------------  --------------------

         Total Operating Expenses                                             135,417              387,785              534,466
                                                                  -------------------- --------------------  --------------------

 LOSS FROM OPERATIONS                                                        (135,417)            (387,785)            (534,466)

 PROVISION FOR INCOME TAXES                                                         -                    -                    -
                                                                  -------------------- --------------------  --------------------

 NET LOSS                                                         $          (135,417) $          (387,785)  $         (534,466)
                                                                  ==================== ====================  ====================

 BASIC AND DILUTED:
       Net Loss Per Common Share:                                 $             (0.01) $             (0.03)  $            (0.04)
                                                                  ==================== ====================  ====================

       Weighted Common Shares Outstanding                                  13,172,033           12,894,112           12,204,181
                                                                  ==================== ====================  ====================




         See accompanying notes to financial statements.

                         THENETDIGEST.COM, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                                                                For the Six       For the Period from
                                                                               Months Ended            Inception
                                                                               November 30,       (January 21, 2000) to
                                                                                   2000            November 30, 2000
                                                                            --------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                $          (387,785)  $           (534,466)

    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation                                                                      50                     50
           Common Stock Issued for Services                                             234,600                234,600
           Common Stock Issued in Connection with Recapitalization                            -                (27,530)

           (Increase) Decrease in:
              Prepaid Expenses                                                            4,500                  4,500

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses                                      40,939                195,503
              Due to Related Party                                                       (2,080)                23,779
                                                                            --------------------  ---------------------

Net Cash Flows Used in Operating Activities                                            (109,776)              (103,564)
                                                                            --------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment                                                   (2,347)                (2,347)
    Increase in Capitalized Costs                                                        (5,501)               (11,688)
                                                                            --------------------  ---------------------

Net Cash Flows Used in Investing Activities                                              (7,848)               (14,035)
                                                                            --------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock                                                  116,787                118,020
                                                                            --------------------  ---------------------

Net Increase (Decrease) in Cash                                                            (837)                   421

Cash - Beginning of Period                                                                1,258                      -
                                                                            --------------------  ---------------------

Cash - End of Period                                                        $               421   $                421
                                                                            ====================  =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                 $                 -   $                  -
                                                                            ====================  =====================
   Income Taxes                                                             $                 -   $                  -
                                                                            ====================  =====================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued for services                                        $           234,600   $            234,600
                                                                            ====================  =====================
    Common stock issued for future services                                 $            87,369   $             87,369
                                                                            ====================  =====================

             See accompanying notes to financial statements

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The results of operations for the six months ended November 30, 2000 are not necessarily indicative of the results for the full fiscal year ending May 31, 2001. These financial statements should be read in conjunction with the financial statements for the year ended May 31, 2000 and notes thereto contained in the Report on Form 10-KSB of Cam Design, Inc. (the "Company") as filed with the Securities and Exchange Commission.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of November 30, 2000, amounts due to these related companies and individuals amounted to $23,779.

NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock

On September 14, 2000, the Company issued 30,000 shares of common stock at a price of $.60 per share for net proceeds of $18,000.

During September 2000, the Company issued 195,000 shares of common stock at a price of $.60 per share for professional services rendered and to be rendered in the future. These shares were valued at $.60 per share or $117,000, the approximate fair values. The fair value of shares issued for services rendered were charged to operations. The fair value of shares issued for future services were reflected on the balance sheet as a prepaid expense and will be charged to operations as services are rendered.

On November 15, 2000, the Company issued 50,000 shares of common stock at a price of $.60 per share for professional services rendered.
                                       -6-

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2000


NOTE 3 - STOCKHOLDERS' EQUITY (Continued)

Warrants

On May 1, 2000, the Company granted warrants to three directors to acquire an aggregate of 360,000 restricted shares of common stock at an exercise price of $.75 per share. . The warrants become exercisable in annual installments of 120,000 shares with 120,000 warrants vesting on May 1, 2000, 120,000 warrants vesting on May 1, 2001 and 120,000 warrants vesting on May 1, 2003. The warrants expire on April 30, 2006.

On November 30, 2000, the Company granted warrants to an investment banker to acquire an aggregate of 250,000 restricted shares of common stock at an exercise price of $.60 per share for 100,000 common shares and an exercise price of $1.00 per share for the remaining 150,000 common shares. The warrants are exercisable in 12 monthly installments commencing on December 1, 2000 and become fully vested on November 30, 2001. The warrants expire on November 30, 2006.

2000 Equity Compensation Plan

During May 2000, the Company adopted and implemented the "2000 Equity Compensation Plan" and reserved up to two (2) million common shares for issuance hereunder. As of November 30, 2000, options totaling 600,000 common shares have been issued under this plan. The options are exercisable at $1.00 per common share in annual installments of 200,000 common shares commencing on November 10, 2000. The options expire on November 10, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Plan of Operations

Prior to the acquisition of theNETdigest.com, Inc., we had no operations, no revenues, owned no assets, and we had not engaged in any business activities since October 22, 1998. Now, the business of theNETdigest effectively becomes our business, we changed our name to theNETdigest.com, Inc. TheNETdigest (www.theNETdigest.com), a quality Internet publishing company in the medical and life style fields, is developing the parent site to in excess of three hundred
(300) web domain sites. TheNETdigest intends to develop and maintain state-of-the-art informational web sites for end users on a variety of subject matter. Its goal is to provide totally comprehensive sites updated weekly for the most cutting-edge information and the most recent news articles. Each web site will have a specific, highly researched subject matter and will be geared toward supplying its users with what they need in one convenient, user-friendly arena. Conventional advertising, including radio and broadcast, will support all sites developed.

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

TheDIABETICdigest.com is represented by spokesperson Michelle McGann, a professional golfer on the LPGA. Michelle was diagnosed as a diabetic at the age of 13 and is a role model for many younger diabetics. TheDIABETICdigest.com will also include a complete section for children called the KidZone. Focusing on the needs and concerns of children afflicted with diabetes, this section will contain most of the information of our main site, but written in a language children can easily understand.

It will contain its own glossary and articles and feature a chat room for kids with diabetes to interact with each other. Bold bright graphics and pictures and fun news items will entertain the children as they learn to take better care of themselves. The section will soon feature its own original animated theater-quality movie short. We are currently beta testing the site and plan to introduce theDIABETICdigest.com in January 2001 in three different languages including English, Portuguese and Spanish.

We have in excess of three hundred (300) domain names registered. Future web sites currently in pre-production include one health digest and one lifestyle digest. Each web site will be developed within the strict quality guidelines of theNETdigest and will include exercise videos and a complete section for children.

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

Summary Of Operations

During May 2000, pursuant to an Agreement and Plan of Reorganization by and between Cam Design, Inc. and the shareholders of theNETdigest.com, Inc., it was agreed that we may issue a maximum of 12,250,000 shares of our common stock to the shareholders of theNETdigest in exchange for each and every share of the capital stock of theNETdigest. As a result of the exchange of shares, theNETdigest became our wholly owned subsidiary. TheNETdigest, which was founded on January 21, 2000, has, since its inception, been engaged in the development of websites. TheNETdigest has as yet not generated any revenues. Its net loss for the period from inception (January 21, 2000) to November 30,2000 and for the six months ended November 30, 2000 amounted to $534,466 and $387,785, respectively. These losses consist of website development and maintenance costs, general operating and marketing expenses.

As a result of the foregoing factors, we incurred losses of approximately $387,785 or ($.03) per share for the six months ended November 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS (Continued)

Liquidity And Capital Resources (Continued)

At November 30, 2000, we had a stockholders' deficit of approximately $122,000. Our operations and growth have been funded by advances from related parties and the sale of common stock with gross proceeds of approximately $118,000. These funds were used for working capital, capital expenditures, and the acquisition of domain names.

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

Net cash used in operations for the six months ended November 30, 2000 was $109,776 and was primarily attributable to the loss from operations for the six months ended November 30, 2000 of $387,785 offset primarily by non-cash operating expenses related to the issuance of common stock for services of $234,600.

Net cash used in investing activities for the six months ended November 30, 2000 was $7,848. This was attributable to the registration of domain names and the purchase of computer equipment.

Net cash provided by financing activities for the six months ended November 30, 2000 was $116,787. This was attributable to the sale of common stock.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material litigation

Item 2.  Changes in Securities

On September 14, 2000, we issued 30,000 shares of common stock at a price of $.60 per share for net proceeds of $18,000.

During September 2000, we issued 195,000 shares of common stock at a price of $.60 per share for professional services rendered and to be rendered in the future. These shares were valued at $.60 per share or $117,000, the approximate fair values. The fair value of shares issued for services rendered were charged to operations. The fair value of shares issued for future services were reflected on the balance sheet as a prepaid expense and will be charged to operations as services are rendered.

On November 15, 2000, we issued 50,000 shares of common stock at a price of $.60 per share for professional services rendered

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits

              (27) Financial Data Schedule

         b.   Reports on Form 8-K

On November 16, 2000, we filed an 8-K report stating that we filed with the Secretary of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to change our name to theNETdigest.com, Inc. and increasing the number of authorized Common Stock to fifty million (50,000,000) and the number of Preferred Stock to five million (5,000,000), both with a par value of $0.001 per share. The new CUSIP number for the Common Stock is 88 336 N 109 and the new stock symbol is NETD.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THENETDIGEST.COM, INC.



Dated:   December 1, 2000              By:      /s/
                                       -----------------------------------------
                                       Steven Adelstein, Chief Executive Officer
                                       and President

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                     DESCRIPTION                               LOCATION
------                     -----------                               --------

1                          Financial Data Schedule                     1