Form 10QSB
period 2001-02-28
NETDIGEST COM INC
filed 2001-04-05
CIK 945081

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               February 28, 2001
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2001: 14,050,000 shares of common stock, $.001 par value per share.

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED February 28, 2001
                                      INDEX




                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
        - February 28, 2001                                                    3

      Consolidated Statements of Operations (Unaudited)
        For the Three and Nine Months Ended  February 28, 2001
        and for the period from  Inception  (January 21, 2000)
        to February 28, 2000 and for the period from Inception
        (January 21, 2000) to February 28, 2001                                4

      ConsolidatedStatements of Cash Flows  (Unaudited) For
        the Nine Months Ended February 28, 2001 and for the
        period from  Inception  (January 21, 2000) to
        February 28, 2000 and for the period from Inception
        (January 21, 2000) to February 28, 2001                                5

      Notes to Consolidated Financial Statements                             6-7

      Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 8-10


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                              10

      Item 2 - Changes in Securities                                          10

      Item 4 - Submission of Matters to a Vote of Security Holders            10

      Item 6 - Exhibits and Reports on Form 8-K                               10

      Signatures                                                              11

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                February 28, 2001
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
  Cash                                                                $     461
  Prepaid Expenses                                                       43,694
                                                                      ----------

    Total Current Assets                                                 44,155

PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $167)          2,180

OTHER ASSETS:
  Goodwill (Net of accumulated amortization of $951)                    227,313
  Capitalized Costs                                                      11,687
                                                                      ----------

      Total Assets                                                    $ 285,335
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                               $ 237,948
  Due to Related Parties                                                 65,163
                                                                      ----------
    Total Current Liabilities                                           303,111
                                                                      ----------

STOCKHOLDERS' DEFICIT:
  Preferred Stock ($.001 Par Value; 5,000,000 Shares Authorized)
    No Shares Issued and Outstanding )                                        -
  Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
    14,050,000 Shares Issued and Outstanding)                            14,050
  Additional Paid-in Capital                                            638,408
  Accumulated Deficit                                                  (670,234)
                                                                      ----------
      Total Stockholders' Deficit                                       (17,776)
                                                                      ----------

        Total Liabilities and Stockholders' Deficit                   $ 285,335
                                                                      ==========


                 See accompanying notes to financial statements
                                       -3-


                                                  THENETDIGEST.COM, INC. AND SUBSIDIARY
                                                      (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                                                               (Unaudited)



                                                   For the Three      For the Nine        For the Period         For the Period
                                                   Months Ended       Months Ended        from Inception         from Inception
                                                   February 28,       February 28,      (January 21, 2000)     (January 21, 2000)
                                                       2001               2001         to February 29, 2000    to February 28, 2001
                                                 -----------------   ---------------   ---------------------  ----------------------

REVENUES                                         $              -    $            -    $                  -   $                   -
                                                 -----------------   ---------------   ---------------------  ----------------------

OPERATING EXPENSES:
  Consulting Fees                                           2,612            64,856                       -                  79,539
  Marketing                                                38,515           181,554                       -                 204,410
  Professional Fees                                        43,462           126,099                       -                 148,926
  Rent                                                      4,500            13,500                   3,000                  21,000
  Website Maintenance and Development                      24,175            84,473                  12,000                 158,400
  Other General and Administrative                         22,504            53,071                       -                  57,959
                                                 -----------------   ---------------   ---------------------  ----------------------

    Total Operating Expenses                              135,768           523,553                  15,000                 670,234
                                                 -----------------   ---------------   ---------------------  ----------------------

LOSS FROM OPERATIONS                                     (135,768)         (523,553)                (15,000)               (670,234)

PROVISION FOR INCOME TAXES                                      -                 -                       -                       -
                                                 -----------------   ---------------   ---------------------  ----------------------

NET LOSS                                         $       (135,768)   $     (523,553)   $            (15,000)  $            (670,234)
                                                 =================   ===============   =====================  ======================

BASIC AND DILUTED:
  Net Loss Per Common Share:                     $          (0.01)   $        (0.04)   $              (0.00)  $               (0.06)
                                                 =================   ===============   =====================  ======================

  Weighted Common Shares Outstanding                   13,365,556        13,049,533               8,445,086              12,162,143
                                                 =================   ===============   =====================  ======================



                                                  See accompanying notes to financial statements
                                                                      -4-

                                                           THENETDIGEST.COM, INC. AND SUBSIDIARY
                                                               (A DEVELOPMENT STAGE COMPANY)
                                                                  STATEMENTS OF CASH FLOWS
                                                                         (Unaudited)



                                                                  For the Nine        For the Period from      For the Period from
                                                                  Months Ended             Inception                Inception
                                                                  February 28,       (January 21, 2000) to    (January 21, 2000) to
                                                                      2001             February 29, 2000        February 28, 2001
                                                               -------------------  ------------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                     $         (523,553)  $               (15,000)  $            (670,234)

  Adjustments to Reconcile Net Loss to Net Cash Flows
    Used in Operating Activities:
      Depreciation and Amortization                                         1,118                         -                   1,118
      Common Stock Issued for Services                                    234,600                         -                 234,600
      Common Stock Issued in Connection with Recapitalization                   -                         -                 (27,530)

      (Increase) Decrease in:
        Prepaid Expenses                                                   52,570                         -                  52,570

      Increase (Decrease) in:
        Accounts Payable and Accrued Expenses                              78,481                    15,000                 233,045
        Due to Related Parties                                             39,304                         -                  65,163
                                                               -------------------  ------------------------  ----------------------

Net Cash Flows Used in Operating Activities                              (117,480)                        -                (111,268)
                                                               -------------------  ------------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Received from Acquisition                                            7,743                         -                   7,743
  Purchase of Property and Equipment                                       (2,347)                        -                  (2,347)
  Increase in Capitalized Costs                                            (5,500)                        -                 (11,687)
                                                               -------------------  ------------------------  ----------------------

Net Cash Flows Used in Investing Activities                                  (104)                        -                  (6,291)
                                                               -------------------  ------------------------  ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Common Stock                                      116,787                         -                 118,020
                                                               -------------------  ------------------------  ----------------------

Net Increase (Decrease) in Cash                                              (797)                        -                     461

Cash - Beginning of Period                                                  1,258                         -                       -
                                                               -------------------  ------------------------  ----------------------

Cash - End of Period                                           $              461   $                     -   $                 461
                                                               ===================  ========================  ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                     $                -   $                     -   $                   -
                                                               ===================  ========================  ======================
  Income Taxes                                                 $                -   $                     -   $                   -
                                                               ===================  ========================  ======================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for services                             $          234,600   $               234,600   $             234,600
                                                               ===================  ========================  ======================
  Common stock issued for future services                      $           87,369   $                87,369   $              87,369
                                                               ===================  ========================  ======================

Details of Acquisition:
  Fair value of assets                                         $           24,381   $                     -   $              24,381
  Liabilities assumed                                                      (4,903)                                           (4,903)
  Common Stock Issued                                                     (11,735)                        -                 (11,735)
                                                               -------------------  ------------------------  ----------------------
  Cash Paid                                                                 7,743                         -                   7,743
  Less: cash acquisitions                                                  (7,743)                        -                  (7,743)
                                                               -------------------  ------------------------  ----------------------

  Net cash paid for acquisition                                $                -   $                     -   $                   -
                                                               ===================  ========================  ======================


                                                       See accompanying notes to financial statements
                                                                              -5-

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. The results of operations for the nine months ended February 28, 2001 are not necessarily indicative of the results for the full fiscal year ending May 31, 2001. These consolidated financial statements should be read in conjunction with the financial statements for the year ended May 31, 2000 and notes thereto contained in the Report on Form 10-KSB of Cam Design, Inc. (the "Company") as filed with the Securities and Exchange Commission.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of February 28, 2001, amounts due to these related companies and individuals amounted to $65,163.

NOTE 3 - ACQUISITION

On February 15 2001, the Company acquired 100% of the outstanding stock of Planet Health, Inc. (Planet) in exchange for 800,000 shares of Company stock with a fair value of $240,000. Planet is a development stage company and has no revenues. Planet is engaged in the development, marketing and operation of specifically formulated vitamins and other products primarily for a focused and specifically defined groups. The Company accounted for this acquisition using the purchase method of accounting and, accordingly, the operating results of Planet have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price exceeded the fair value of net liabilities assumed by $228,264. The excess has been applied to goodwill and is being amortized on a straight-line basis over 10 years.

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2001



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

On February 15, 2001, the Company acquired 100% of Planet Health, Inc. in exchange for 800,000 restricted shares of common stock. These shares were valued at a fair value of $.30 per share.

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

2000 Equity Compensation Plan

During May 2000, the Company adopted and implemented the "2000 Equity Compensation Plan" and reserved up to two (2) million common shares for issuance hereunder. As of February 28, 2001, options totaling 600,000 common shares have been issued under this plan. The options are exercisable at $1.00 per common share in annual installments of 200,000 common shares commencing on November 10, 2000. The options expire on November 10, 2006.

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

We have in excess of three hundred (300) domain names registered. Future web sites currently in pre-production include two health digest (the VITAMINdigest and theARTHRITISdigest) and one lifestyle digest (the BOXINGdigest). Each web site will be developed within the strict quality guidelines of theNETdigest and will include exercise videos and a complete section for children.

On February 15, 2001, we acquired 100% of the outstanding stock of Planet Health, Inc. (Planet) in exchange for 800,000 shares of Company stock with a fair value of $240,000. Planet is a development stage company and has no revenues. Planet is engaged in the development, marketing and operation of specifically formulated vitamins and other products primarily for a focused and specifically defined groups. We accounted for this acquisition using the purchase method of accounting and, accordingly, the operating results of Planet have been included in our consolidated financial statements since the date of acquisition. We plan to market Planet's products through our varied quality health and medical related digest web sites that focus on specific illnesses and conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS (Continued)

Plan of Operations  (Continued)

This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those, discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing our business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting the Company or our customers. Many of such risk factors are beyond our control.

Summary Of Operations

During May 2000, pursuant to an Agreement and Plan of Reorganization by and between Cam Design, Inc. and the shareholders of theNETdigest.com, Inc., it was agreed that we may issue a maximum of 12,250,000 shares of our common stock to the shareholders of theNETdigest in exchange for each and every share of the capital stock of theNETdigest. As a result of the exchange of shares, theNETdigest became our wholly owned subsidiary. TheNETdigest, which was founded on January 21, 2000, has, since its inception, been engaged in the development of websites. TheNETdigest has as yet not generated any revenues. Its net loss for the period from inception (January 21, 2000) to February 28,2001 and for the nine months ended February 28, 2001 amounted to $670,234 and $523,553, respectively. These losses consist of website development and maintenance costs, professional fees, general operating and marketing expenses.

As a result of the foregoing factors, we incurred losses of approximately $523,553 or ($.04) per share for the nine months ended February 28, 2001.

Liquidity And Capital Resources

At February 28, 2001, we had a stockholders' deficit of approximately $17,776. Our operations and growth have been funded by advances from related parties and the sale of common stock with gross proceeds of approximately $118,000. These funds were used for working capital, capital expenditures, and the acquisition of domain names.

We have no other material commitments for capital expenditures. We may not have sufficient liquidity to meet all of our cash requirements for the next twelve months and that subsequent sales of capital stock and increased marketing efforts are needed to provide sufficient cash flows to meet our operating needs. We believe that additional funding will be necessary to expand the website development efforts.

Net cash used in operations for the nine months ended February 28, 2001 was $117,480 and was primarily attributable to the loss from operations for the nine months ended February 28, 2001 of $523,553 offset primarily by non-cash operating expenses related to the issuance of common stock for services of $234,600.

Net cash used in investing activities for the nine months ended February 28, 2001 was $104. This was attributable to the registration of domain names and the purchase of computer equipment offset by cash received from our acquisition amounting to $7,743..

Net cash provided by financing activities for the nine months ended February 28, 2001 was $116,787. This was attributable to the sale of common stock.

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

On November 15, 2000, we issued 50,000 shares of common stock at a price of $.60 per share for professional services rendered

On February 15, 2001, the Company acquired 100% of Planet Health, Inc. in exchange for 800,000 restricted shares of common stock. These shares were valued at a fair value of $.30 per share.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

    a.       Exhibits
             None

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

On March 12. 2001, we filed am 8-K report stating that we acquired Planet Health, Inc., a development stage company, for 800,000 shares of our common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THENETDIGEST.COM, INC.



Dated:   March 15, 2001             By:/s/Steven Adelstein
                                       -----------------------------------------
                                       Steven Adelstein, Chief Executive Officer
                                       and President