Form 10KSB
period 2001-05-31
NETDIGEST COM INC
filed 2002-03-22
CIK 945081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2001

                         Commission File Number 1-13886

                             THENETDIGEST.COM, INC.
                 (Name of small business issuer in its charter)

         Delaware                                                 38-2655325
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

            3200 West Oakland Park Blvd., Lauderdale Lakes, FL 33311
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (954) 745-0077
                        --------------------------------
                         (Registrant's telephone number,
                              including area code)

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

State issuer's revenues for it most recent fiscal year:  $0

As of May 31, 2001, the aggregate market value, based on the average bid and asked price of the issuer's voting stock, held by non-affiliates was approximately $1,933,000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

As of March 15, 2002, there were 14,700,000 shares of Common Stock outstanding.

                            [Cover page 1 of 2 pages]

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

DOCUMENTS INCORPORATED BY REFERENCE:

NONE.



































                            [Cover page 2 of 2 pages]

                                TABLE OF CONTENTS

                                                                            Page

PART I........................................................................1

    Item 1.  Description of Business..........................................1

    Item 2.  Description of Property..........................................3

    Item 3.  Legal Proceedings................................................3

    Item 4.  Submission of Matters to a Vote of Security Holders..............3

PART II...................................................................... 3

    Item 5.  Market for Common Equity and Related Stockholder Matters.........3

    Item 6.  Management's Discussion and Analysis or Plan of Operation........4

    Item 7.  Financial Statements...................................F-1 to F-15

    Item 8.  Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure ...................................8

PART III......................................................................8

    Item 9.  Directors and Executive Officers of the Registrant...............8

    Item 10. Executive Compensation..........................................10

    Item 11. Security Ownership of Certain Beneficial Owners and Management..10

    Item 12. Certain Relationships and Related Transactions..................12

    Item 13. Exhibits and Reports on Form 8-K................................12

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

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

         Prior to the transaction, we had 1,725,018 shares of common stock issued and outstanding. Following the transaction, we had 12,523,185 shares of common stock issued and outstanding as of May 31, 2000.

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

         In September 2001, the members of the Board of Directors of theNETdigest.com, Inc. deems it to be in its best interest and in the interest of its shareholders, for the Company to change direction of the Company's business plan primarily as a result of the challenges of the economic downturn. In order for the Company to remain in the internet publishing industry, the Company would have to raise substantial working capital, which is not deemed feasible by the Board of Directors at this time.

PROPOSED BUSINESS

         The members of the Board of Directors of TheNETdigest.com, Inc. have deemed it to be in Company's best interest and in the interest of its shareholders, for the Company to change direction of the Company's business plan primarily as a result of the challenges of the economic downturn. In order for the Company to remain in the internet publishing industry, the company would have to raise substantial working capital, which is not deemed feasible by the Board of Directors at this time. Our Company currently has no business operations other than those pertaining to correcting deficiencies in filing obligations under the Exchange Act and maintenance of our corporate existence. As soon as our Company has become current in its filing obligations under the Exchange Act, it plans to either obtain capital required to resume business operations or to acquire complementary businesses in exchange for shares of our Company's common stock. However, no assurances can be provided that such business plan can be attained.

         Prior to the acquisition of theNETdigest.com, Inc., we had no operations, no revenues, owned no assets, and we had not engaged in any business activities since October 22, 1998. The business of theNETdigest effectively became our business, we changed our name to theNETdigest.com, Inc. TheNETdigest (www.theNETdigest.com), a quality Internet publishing company in the medical and life style fields, has developed the parent site to in excess of three hundred
(300) web domain sites. TheNETdigest had intended to develop and maintain state-of-the-art informational web sites for end users on a variety of subject matter. Its goal was to provide totally comprehensive sites updated weekly for the most cutting-edge information and the most recent news articles. Each web site was to have a specific, highly researched subject matter and was to be geared toward supplying its users with Information and product they need in one convenient, user-friendly arena. Conventional advertising, including radio and broadcast, was to support all sites developed. We have in excess of three hundred (300) domain names registered.

         On February 15, 2001, we acquired 100% of the outstanding stock of Planet Health, Inc. (Planet) in exchange for 800,000 shares of Company stock with a fair value of $240,000. Planet is a development stage company and has no revenues. Planet was engaged in the development, marketing and operation of specifically formulated vitamins and other products primarily for a focused and specifically defined groups. We accounted for this acquisition using the purchase method of accounting and, accordingly, the operating results of Planet have been included in our consolidated financial statements since the date of acquisition. We intended to market Planet's products through our varied quality health and medical related digest web sites that focus on specific illnesses and conditions.

         In October 2001, the Company effectuated the recission of an Agreement that resulted in the transfer of certain rights from Physician's Optimal Health Care Plan ("POHCP") to Planet Health Inc., a whole owned unit of the Company. Pursuant to a Memorandum of Agreement, all rights and privileges for the use, advertisement, sale, formulation, or trademark of Vpak51 acquired by the Company shall revert back to POHCP in exchange for the surrender and return of 890,000 shares of the Company's common stock to the Company.

COMPETITION

         General. The market for informational websites is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change as the market is characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. Several competitors have longer operating histories, larger established user bases, greater name recognition, and significantly greater financial, technical, marketing and public relations resources.

GOVERNMENT REGULATIONS

         We are subject to little governmental regulation other than the securities laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally. Relatively few laws or regulations are currently directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance.

EMPLOYEES

         As of November 30, 2001, we had no full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive offices are located at 3200 West Oakland Park Blvd., Lauderdale Lakes, FL 33311. Currently, we are not obligated under any operating lease for our property. NETdigest leases approximately 2,500 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending material legal proceedings against our Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None
                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

         During the reporting period, our Company's common stock was traded on the over-the-counter electronic bulletin board operated by NASD (the "OTC Bulletin Board"). Bid, offer and transaction report prices for our Company's common stock were available through the OTC Bulletin Board under the symbol NETD and NETDE until the October 1, 2001. On October 1, 2001, due to the failure of our Company to file periodic reports with the Commission on a timely basis, the NASD precluded brokers or dealers in securities from using the OTC Bulletin Board to publish quotes for our Company's securities.

         Because of the lack of readily available quotations and the limited trading volume frequently associated with over-the-counter securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. The following over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions. The range of the reported high and low bid quotations have been derived primarily from information quoted on the OTC Bulletin Board and the Electronic Pink Sheets.

The following table sets forth the quarterly high and low bid prices (to the nearest $0.125) of our Company's common stock for the years ended May 31, 2001 and May 31, 2000.

The following table sets forth the range of high and low sales prices for our Common Stock for our two most recent fiscal years:

         Fiscal 2001:                             High          Low
         ---------------------------------        ------        -------
         6/01/00 - 8/31/00 ...............        $1.25         $0.15
         9/01/00 - 11/30/00 ..............        $0.50         $0.20
         12/01/00 - 2/29/01 ..............        $0.65         $0.15
         3/01/01 - 5/31/01 ...............        $0.38         $0.1875

         Fiscal 2000:                             High          Low
         ---------------------------------        ------        -------
         6/01/99 - 8/31/99 ...............        $0.125        $0.0625
         9/01/99 - 11/30/99 ..............        $0.30         $0.06
         12/01/00 - 2/29/00 ..............        $0.40         $0.15
         3/01/00 - 5/31/00 ...............        $0.457        $0.10

The closing price per share of our Common Stock on May 31, 2001 was $0.20.

         The number of record holders of our Company's Common Stock was approximately 120 on August 31, 2001, computed by the number of record holders, excluding record holders for whom shares are being held in the name of brokerage houses and clearing agencies.

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

PLAN OF OPERATION

         The members of the Board of Directors of TheNETdigest.com, Inc. have deemed it to be in Company's best interest and in the interest of its shareholders, for the Company to change direction of the Company's business plan primarily as a result of the challenges of the economic downturn. In order for the Company to remain in the internet publishing industry, the Company would have to raise substantial working capital, which is not deemed feasible by the Board of Directors at this time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION (Continued)

         Prior to the acquisition of theNETdigest.com, Inc., we had no operations, no revenues, owned no assets, and we had not engaged in any business activities since October 22, 1998. The business of theNETdigest effectively became our business, we changed our name to theNETdigest.com, Inc. TheNETdigest (www.theNETdigest.com), a quality Internet publishing company in the medical and life style fields, has developed the parent site to in excess of three hundred
(300) web domain sites. TheNETdigest had intended to develop and maintain state-of-the-art informational web sites for end users on a variety of subject matter. Its goal was to provide totally comprehensive sites updated weekly for the most cutting-edge information and the most recent news articles. Each web site was to have a specific, highly researched subject matter and was to be geared toward supplying its users with Information and product they need in one convenient, user-friendly arena. Conventional advertising, including radio and broadcast, was to support all sites developed. We have in excess of three hundred (300) domain names registered.

         On February 15, 2001, we acquired 100% of the outstanding stock of Planet Health, Inc. (Planet) in exchange for 800,000 shares of Company stock with a fair value of $240,000. Planet is a development stage company and has no revenues. Planet was engaged in the development, marketing and operation of specifically formulated vitamins and other products primarily for a focused and specifically defined groups. We accounted for this acquisition using the purchase method of accounting and, accordingly, the operating results of Planet have been included in our consolidated financial statements since the date of acquisition. We intended to market Planet's products through our varied quality health and medical related digest web sites that focus on specific illnesses and conditions.

         In September 2001, the members of the Board of Directors of theNETdigest.com Inc. deemed it to be in the Company's best interest and in the interest of its shareholders, for the Company to change direction of the Company's business plan primarily as a result of the challenges of the economic downturn. In order for the Company to remain in the internet publishing industry, the Company would have to raise substantial working capital, which is not deemed feasible by the Board of Directors at this time. Our Company currently has no business operations other than those pertaining to correcting deficiencies in filing obligations under the Exchange Act and maintenance of our corporate existence. As soon as our Company has become current in its filing obligations under the Exchange Act, it plans to either obtain capital required to resume business operations or to acquire complementary businesses in exchange for shares of our Company's common stock. However, no assurances can be provided that such business plan can be attained.

         In September 2001, TheNETdigest.com, Inc. removed Howard Storfer as Executive Vice President.

         On September 25, 2001 TheNETdigest.com, Inc. accepted the resignation of Robert Hussey as Chairman of the Board of Directors.

         On September 30, 2001 TheNETdigest.com, Inc. accepted the resignation of Gus Guilbert, Jr. as Corporate Secretary and Director.

         On October 10, 2001 TheNETdigest.com, Inc. relocated its primary place of business to Lauderdale Lakes, Florida.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION (Continued)

         In October 2001, the Company effectuated the recission of an Agreement that resulted in the transfer of certain rights from Physician's Optimal Health Care Plan ("POHCP") to Planet Health Inc., a whole owned unit of the Company. Pursuant to a Memorandum of Agreement, all rights and privileges for the use, advertisement, sale, formulation, or trademark of Vpak51 acquired by the Company shall revert back to POHCP in exchange for the surrender and return of 890,000 shares of the Company's common stock to the Company.

         This report on Form 10-KSB contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those, discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing our business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting the Company or our customers. Many of such risk factors are beyond our control.

SUMMARY OF OPERATIONS

         During May 2000, pursuant to an Agreement and Plan of Reorganization by and between Cam Design, Inc. and the shareholders of theNETdigest.com, Inc., it was agreed that we may issue a maximum of 12,250,000 shares of our common stock to the shareholders of theNETdigest in exchange for each and every share of the capital stock of theNETdigest. As a result of the exchange of shares, theNETdigest became our wholly owned subsidiary. TheNETdigest, which was founded on January 21, 2000, has, since its inception, been engaged in the development of websites. TheNETdigest has as yet not generated any revenues. Its net loss for the period from inception (January 21, 2000) to May 31, 2001 and for the year ended May 31, 2001 amounted to $1,117,439 and $970,758, respectively. These losses consist of website development and maintenance costs, professional fees, general operating and marketing expenses, and the write-off of goodwill amounting to $228,264 associated with the acquisition of Planet Health, Inc.

         As a result of the foregoing factors, we incurred losses of $970,758 or ($.07) per share for the year ended May 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2001, we had a stockholders' deficit of $385,344. Our operations and growth have been funded by advances from related parties and the sale of common stock with gross proceeds of approximately $118,000. These funds were used for working capital, capital expenditures, and the acquisition of domain names.

         We have no other material commitments for capital expenditures. We may not have sufficient liquidity to meet all of our cash requirements for the next twelve months and that the sale of capital stock and increased marketing efforts are needed to provide sufficient cash flows to meet our operating needs. We believe that additional funding will be necessary to expand the website development efforts.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION (Continued)

         Net cash used in operations for the year ended May 31, 2001 was $167,817 and was primarily attributable to the loss from operations for the year ended May 31, 2001 of $970,758 offset primarily by non-cash operating expenses related to the issuance of common stock for services of $309,599, the issuance of stock options to consultants for $4,637 and the amortization and write off of goodwill of $232,517. Additionally, accounts payable and accrued expenses increased by $136,870 during the year ended May 31, 2001.

         Net cash used in investing activities for the year ended May 31, 2001 was $104 as compared to net cash used in investing activities of $6,187 for the year ended May 31, 2000. In fiscal 2001, cash used by investing activities was attributable to the registration of domain names and the purchase of computer equipment of $7,847 offset by cash received from our acquisition amounting to $7,743. In fiscal 2000, cash used by investing activities was attributable to the registration of domain names of $6,187.

         Net cash provided by financing activities for year ended May 31, 2001 was $116,787. This was attributable to the sale of common stock. Also during fiscal 2001, we received proceeds from a related party amounting to $50,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statements"). Statement No. 141 is effective for all business combinations initiated after June 30, 2001, while Statement No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement No. 142 are not expected to have a material effect on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which was adopted in fiscal 2001. SAB 101 did not have a material effect on our financial position or results of operations in fiscal 2001.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this Item are set forth at the pages indicated F-1 to F-16 of this Report.

                     THENETDIGEST.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                              MAY 31, 2001 AND 2000

                     THENETDIGEST.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS



                                    Contents

Independent Auditors' Report ....................................    F-2

Consolidated balance sheet at May 31, 2001 ......................    F-3

Consolidated statements of operations for the years ended
    May 31, 2001 and 2000 .......................................    F-4

Consolidated statements of stockholders' (deficit) for the
    years ended May 31, 2001 and 2000 ...........................    F-5

Consolidated statements of cash flows for the years ended
    May 31, 2001 and 2000 .......................................    F-6

Notes to consolidated financial statements for the year ended
    May 31, 2001 ................................................    F-7 to F-16

                          Independent Auditors' Report

The Board of Directors
TheNETdigest.com, Inc. and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of TheNETdigest.com, Inc. and Subsidiaries (A Development Stage Company) as of May 31, 2001 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TheNETdigest.com, Inc. and Subsidiaries (A Development Stage Company) at May 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Additionally, the company is presently not generating cash from operations, which raise additional doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/ Feldman Sherb & Co., PC.
                                        Feldman Sherb & Co., PC
New York, New York
October 5, 2001

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  May 31, 2001



                                     ASSETS

CURRENT ASSETS:
    Cash .........................................................  $       124
    Prepaid Expenses .............................................          216
                                                                    -----------
        Total Current Assets .....................................          340

PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $352) .        1,995

OTHER ASSETS:
    Capitalized Costs (Net of accumulated amortization of $3,900)         7,787
                                                                    -----------
        Total Assets .............................................  $    10,122
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses ........................  $   296,337
    Due to Related Parties .......................................       49,129
                                                                    -----------
        Total Current Liabilities ................................      345,466

NOTES PAYABLE - Related Party ....................................       50,000
                                                                    -----------
        Total Current Liabilities ................................      395,466
                                                                    -----------
STOCKHOLDERS' DEFICIT:
    Preferred Stock ($.001 Par Value; 5,000,000 Shares Authorized;
        No Shares Issued and Outstanding) ........................            -
    Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
        14,300,000 Shares Issued and Outstanding) ................       14,300
    Additional Paid-in Capital ...................................      717,795
    Accumulated Deficit ..........................................   (1,117,439)
                                                                    -----------
        Total Stockholders' Deficit ..............................     (385,344)
                                                                    -----------
        Total Liabilities and Stockholders' Deficit ..............  $    10,122
                                                                    ===========

          See accompanying notes to consolidated financial statements

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                  For the             For the Period         For the Period
                                                 Year Ended           from Inception         from Inception
                                                   May 31,          (January 21, 2000)     (January 21, 2000)
                                                    2001             to May 31, 2000        to May 31, 2001
                                                -------------       ------------------     ------------------
REVENUES .......................................$          -           $          -           $          -
                                                -------------          ------------           ------------
OPERATING EXPENSES:
   Consulting Fees .............................     147,856                 14,683                162,539
   Marketing ...................................     184,054                 22,856                206,910
   Professional Fees ...........................     177,172                 22,827                199,999
   Rent ........................................      18,000                  7,500                 25,500
   Website Maintenance and Development..........     137,637                 73,927                211,564
   Amortization of Goodwill ....................     228,265                      -                228,265
   Other General and Administrative ............      77,774                  4,888                 82,662
                                                -------------          ------------           ------------
       Total Operating Expenses ................     970,758                146,681              1,117,439
                                                -------------          ------------           ------------
LOSS FROM OPERATIONS ...........................    (970,758)              (146,681)            (1,117,439)

PROVISION FOR INCOME TAXES .....................           -                      -                      -
                                                -------------          ------------           ------------
NET LOSS .......................................$   (970,758)          $   (146,681)          $ (1,117,439)
                                                =============          ============           ============
BASIC AND DILUTED:
   Net Loss Per Common Share: ..................$      (0.07)          $      (0.01)          $      (0.09)
                                                =============          ============           ============
   Weighted Common Shares Outstanding...........  13,347,415             10,246,264             12,528,361
                                                =============          ============           ============

          See accompanying notes to consolidated financial statements

                      THNETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
        For the Period from Inception (January 21, 2000) to May 31, 2000 and for the Year Ended May 31, 2001

                            Preferred Stock        Common Stock
                               $.001 Par            $.001 Par           Additional                                     Total
                            ---------------   -----------------------    Paid-in     Accumulated    Subscriptions   Stockholders'
                            Shares   Amount     Shares       Amount      Capital       Deficit       Receivable        Deficit
                            ------   ------   ----------   ----------   ----------   ------------   -------------   -------------
Balance at Inception
(January 21, 2000) .........    -    $   -     1,725,018   $    1,725   $       -    $         -    $          -   $       1,725

Shares Issued in Connection
with Recapitalization ......    -        -    10,791,667       10,791     (40,046)             -          (2,667)        (31,922)

Shares Issued in Connection
with Private Placement .....    -        -         6,500            7       3,893              -               -           3,900

Net Loss for the Period from
Inception (January 21, 2000)
to May 31, 2000 ............    -        -             -            -           -       (146,681)              -        (146,681)
                            ------   ------   ----------   ----------   ----------   ------------   -------------   -------------

Balance at May 31, 2000 ....    -        -    12,523,185       12,523     (36,153)      (146,681)         (2,667)       (172,978)

Shares Issued in Exchange
for Services ...............    -        -       786,615          787     396,181              -               -         396,968

Shares Issued in Connection
with Private Placement .....    -        -       190,200          190     113,930              -           2,667         116,787

Shares Issued in Connection
with Acquisition ...........    -        -       800,000          800     239,200              -               -         240,000

Stock Options Issued to
Consultants ................    -        -            -             -       4,637              -               -           4,637

Net Loss for the Year
Ended May 31, 2001 .........    -        -            -             -           -       (970,758)              -        (970,758)
                            ------   ------   ----------   ----------   ----------   ------------   -------------   -------------
Balance at May 31, 2001 ....    -    $   -    14,300,000   $   14,300   $ 717,795    $(1,117,439)   $          -    $   (385,344)
                            ======   ======   ==========   ==========   ==========   ============   =============   =============

          See accompanying notes to consolidated financial statements

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                         For the Year    For the Period from    For the Period from
                                                            Ended             Inception             Inception
                                                           May 31,       (January 21, 2000)     (January 21, 2000)
                                                             2001          to May 31, 2000        to May 31, 2001
                                                         ------------    -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ..........................................   $(970,758)         $(146,681)             $(1,117,439)

    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation and Amortization ..............     232,517                  -                  232,517
           Common Stock Issued for Services ...........     396,968                  -                  396,968
           Stock Options Issued to Consultants ........       4,637                  -                    4,637

           (Increase) Decrease in:
              Prepaid Expenses ........................       8,679                  -                    8,679

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses ...     136,870            124,367                  261,237
              Due to Related Parties ..................      23,270             25,859                   49,129
                                                          ----------         ----------             ------------
Net Cash Flows Used in Operating Activities ...........    (167,817)             3,545                 (164,272)
                                                          ----------         ----------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Received from Acquisition ....................       7,743                  -                    7,743
    Purchase of Property and Equipment ................      (2,347)                 -                   (2,347)
    Increase in Capitalized Costs .....................      (5,500)            (6,187)                 (11,687)
                                                          ----------         ----------             ------------
Net Cash Flows Used in Investing Activities ...........        (104)            (6,187)                  (6,291)
                                                          ----------         ----------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Notes Payable - Related Party .......      50,000                  -                   50,000
    Proceeds from Sale of Common Stock ................     116,787              3,900                  120,687
                                                          ----------         ----------             ------------
Net Cash Flows Provided by Financing Activities .......     166,787              3,900                  170,687
                                                          ----------         ----------             ------------
Net Increase (Decrease) in Cash .......................      (1,134)             1,258                      124

Cash - Beginning of Period ............................       1,258                  -                        -
                                                          ----------         ----------             ------------
Cash - End of Period ..................................   $     124          $   1,258              $       124
                                                          ==========         ==========             ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ...........................................   $       -          $       -              $         -
                                                          ==========         ==========             ============
   Income Taxes .......................................   $       -          $       -              $         -
                                                          ==========         ==========             ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Details of Acquisition:
   Fair value of assets ...............................   $  24,381          $       -              $    24,381
    Liabilities assumed ...............................      (4,902)                 -                   (4,903)
    Common Stock Issued ...............................    (240,000)                 -                  (11,735)
                                                          ----------         ----------             ------------
                                                           (220,521)                 -                    7,743
    Less: cash acquired ...............................      (7,743)                 -                   (7,743)
                                                          ----------         ----------             ------------
   Goodwill ...........................................   $(228,264)         $       -              $         -
                                                          ==========         ==========             ============

          See accompanying notes to consolidated financial statements

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

TheNETdigest.com, Inc. (the "Company") was incorporated on September 9, 1994 in the State of Delaware as Cam Design, Inc. ("Cam"). On October 4, 1995, MGA Holdings Limited changed its name to CAM Designs Limited.

On May 18, 2000, the board of directors of Cam voted to acquire 100% of the outstanding shares of theNETdigest.com, Inc., a Florida corporation, in exchange for the issuance of up to 12,250,000 shares of its common stock. As a result of the exchange of stock, the former stockholders of theNETdigest.com, Inc. owned 10,791,667 common shares or 86.2% after the recapitalization of Cam. Accordingly, this transaction has been treated, for financial reporting purposes, as a reverse acquisition in which theNETdigest.com, Inc. was recapitalized by providing 1,725,018 shares of Cam Design, Inc.'s common stock to Cam's existing stockholders. The stockholders' equity section reflects the change in the capital structure due to the reverse acquisition.

On May 22, 2000, Cam approved a corporate name change to theNETdigest.com, Inc. The Company is in the development stage.

Basis of Consolidation

The consolidated financial statements include the financial statements of theNETdigest.com, Inc. and its wholly owned subsidiary, Planet Health, Inc. All significant inter-company balances and transactions have been eliminated on consolidation.

Reclassification

Certain reclassifications have been made to prior year amounts in order for them to conform to current year amounts.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, and notes payable approximate fair value due to the short-term maturities of these instruments.

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

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As a development stage company, the Company has no revenue from operations and limited financing. Currently, the Company has no business operations, has recurring losses, had a working capital deficiency of $345,126 and an accumulated deficit of $1,117,439 at May 31, 2001. The Company currently has no day-to-day business operations other than those pertaining to the maintenance of our corporate existence and the filing of reports required by the Commission. The Company's continued existence is dependent upon its ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company has relied upon equity financing from stockholders' and other sources since inception. The Company is planning on raising capital by private placement sale of common stock to new and existing investors in order to fund continuing development stage activities or to acquire operating businesses. There can be no assurance that the Company's efforts will be successful.

Cash and Cash Equivalents

All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment was calculated using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold property are amortized using the straight line method over the shorter of the lease term or estimated useful life of the asset. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Capitalized Costs

Costs directly related to the development and design of websites are expensed as incurred. These costs may include the utilization of outside services, content and graphic development, computerization, etc. Once a website becomes operational, all costs will be charged as normal operating expenses.

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets - Goodwill

The Company has completed its evaluation of the adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." However, management believes any such effect will not be material. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited. The Company assessed the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. As of May 31, 2001, the Company determined that its goodwill was impaired and, accordingly wrote off goodwill. For the year ended May 31, 2001, amortization of goodwill amounted to $228,264.

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

Loss Per Common Share

Basic loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share include the effects of potential dilution that would occur if securities (such as warrants) or other contracts (such as options) to issue common stock were exercised or converted into common stock. Such instruments that are convertible into common stock are excluded from the computation in periods in which they have an anti-dilutive effect. The weighted average number of common shares used to calculate loss per common share during May 31, 2001 and 2000 was 13,347,415 and 10,246,264, respectively. Because of the reverse stock split of the Company, the weighted average number of shares outstanding has been retroactively restated.

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement not expected to have a material effect on the Company's financial position or operations.

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations", pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001


NOTE 2 - CAPITALIZED COSTS

At May 31, 2001, capitalized costs consisted of the following the capitalization of domain name registration amounting to $11,687. For the year ended May 31, 2001, amortization expense amounted to $3,900.

NOTE 3 - ACQUISITION

On February 15 2001, the Company acquired 100% of the outstanding stock of Planet Health, Inc. (Planet) in exchange for 800,000 shares of Company stock with a fair value of $240,000. Planet, a development stage company, has no revenues. Planet is engaged in the development, marketing and operation of specifically formulated vitamins and other products primarily for a focused and specifically defined groups. The Company accounted for this acquisition using the purchase method of accounting and, accordingly, the operating results of Planet have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price exceeded the fair value of net liabilities assumed by $228,264. The excess has been applied to goodwill and was being amortized on a straight-line basis over 10 years. As of May 31, 2001, the Company determined that its goodwill was impaired and, accordingly wrote off goodwill. For the year ended May 31, 2001, amortization of goodwill amounted to $228,264.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

The Company borrowed $50,000 from a company related through common ownership. The note is payable on November 30, 2002 and bears interest at 9.6% per annum.

NOTE 5 - INCOME TAXES

No provision for federal or state taxes has been recorded as the Company has incurred net operating losses. At May 31, 2001 the Company has approximately $490,000 of net operating loss carryforwards for federal income tax purposes available to offset future taxable income. The carryforwards expire beginning in 2020.

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:

                                               2001          2000
                                            ----------     ---------

Tax benefit computed at statutory rates     $(374,000)     $(57,000)
Permanent differences .................       242,000             -
Income tax benefit not utilized .......       132,000        57,000
                                            ----------     ---------
Net income tax benefit ................     $       -      $      -
                                            ==========     =========

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001


NOTE 5 - INCOME TAXES (Continued)

The components of the deferred tax asset as of May 31, 2001are as follows:

         Deferred Tax Asset:
           Net Operating Loss Carry forward   $ 189,000

           Less:  Valuation Allowance .....    (189,000)
                                              ----------
           Net Deferred Tax ...............   $       -
                                              ==========

NOTE 6 - RELATED PARTY TRANSACTIONS

A shareholder of the Company advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of May 31, 2001, amounts due to this related company amounted to $49,129.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company authorized the issuance of up to 5,000,000 shares of preferred stock, par value $.001 per share, to establish one or more series of preferred stock and to determine, with respect to each of these series, their preferences, voting rights and other terms. As of May 31, 2001, no shares of preferred stock were outstanding.

2000 Equity Compensation Plan

During May 2000, the Company adopted and implemented the "2000 Equity Compensation Plan" and reserved up to two (2) million common shares for issuance hereunder. On November 10, 2000, options totaling 600,000 common shares have been issued under this plan. The options are exercisable at $1.00 per common share in annual installments of 200,000 common shares commencing on November 10, 2000. The options expire on November 10, 2006.

Warrants and Options

On May 1, 2000, the Company granted warrants to three directors to acquire an aggregate of 360,000 restricted shares of common stock at an exercise price of $.75 per share. . The options become exercisable in three annual installments of 120,000 shares beginning on May 1, 2000, and expire on April 30, 2006.

The exercise prices of all options and warrants granted by the Company is greater than the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the warrants been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the periods ended May 31, 2001 and 2000:

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001

NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

Warrants and Options - Continued

                                Fiscal 2001    Fiscal 2000
                                -----------    -----------
         Net loss
             As reported ....   $ (966,121)    $ (146,681)
             Pro forma ......   $ (982,951)    $ (212,561)

         Basic loss per share
             As reported ....   $     (.07)    $     (.01)
             Pro forma ......   $     (.07)    $     (.02)

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001: dividend yield of -0- percent; expected volatility ranging of 50 percent; risk-free interest rate of 5.00 percent and an expected holding periods of 3 to five years.

A summary of the status of the Company's outstanding stock options and warrants as of May 31, 2001 and 2000 and changes during the year ending on that date is as follows:

                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                   Shares         Price
                                                   -------       --------
Outstanding at Inception (January 21, 2000)              -         $   -
 Granted ..................................        360,000          0.75
 Exercised ................................              -             -
 Forfeited ................................              -             -
                                                   -------         -----
Outstanding at May 31, 2000 ...............        360,000         $0.75
 Granted ..................................        600,000          1.00
 Exercised ................................              -             -
 Forfeited ................................              -             -
                                                   -------         -----

Outstanding at May 31, 2001 ...............        960,000         $0.90
                                                   =======         =====

Options exercisable at end of year ........        440,000         $0.86
                                                   =======         =====

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001


NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

Common Stock

On May 23, 2000, the Company issued 6,500 shares of common stock at a price of $.60 per share for net proceeds of $3,900.

During the year ended May 31, 2001, the Company issued 190,200 shares of common stock at a price of $.60 per share for net proceeds of $114,120.

During the year ended May 2001, the Company issued 536,615 shares of common stock at a price of $.60 per share for professional services rendered. These shares were valued at $.60 per share or $321,968, the approximate fair values. The fair value of shares issued for services rendered were charged to operations.

During the year ended May 2001, the Company issued 250,000 shares of common stock for professional services rendered. These shares were valued at $.30 per share or $75,000, the approximate fair values. The fair value of shares issued for services rendered were charged to operations.

On February 15, 2001, the Company acquired 100% of Planet Health, Inc. in exchange for 800,000 restricted shares of common stock. These shares were valued at a fair value of $.30 per share.


NOTE 8 - COMMITMENTS

Operating Lease

The Company leased office and production space from a company related through common ownership, in Fort Lauderdale, Florida pursuant to an operating lease. The lease generally provides for fixed monthly rental payments of approximately $1,500 through May 2001 and $4,500 per month from June 2001 to May 31, 2003. For the year ended May 31, 2001 and for the period from inception (January 21, 2000) to May 31, 2000, rent expense amounted to $18,000 and $7,500, respectively.

At May 31, 2001, the future minimum annual rental payments under the non-cancelable operating lease is as follows:

                   Year
                   ----
                   2002        $ 54,000
                   2003          54,000
                               --------
                  Total        $108,000
                               ========

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001


NOTE 9 - SUBSEQUENT EVENTS

In August 2001, the Company issued 400,000 common shares in exchange for debt amounting to $100,000.

In October 2001, the Company effectuated the recission of an Agreement that resulted in the transfer of certain rights from Physician's Optimal Health Care Plan ("POHCP") to Planet Health Inc., a whole owned unit of the Company. Pursuant to a Memorandum of Agreement, all rights and privileges for the use, advertisement, sale, formulation, or trademark of Vpak51 acquired by the Company shall revert back to POHCP in exchange for the surrender and return of 890,000 shares of the Company's common stock to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 15, 2001, we approved the dismissal of Liebman Goldberg & Drogin LLP ("LGD") as our independent accountants and auditors of record for the financial statements as of and for the year ended May 31, 2001. The company did not have any disagreements with LGD that were not resolved pertaining to accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         During the year ending May 31, 2001 the following individuals served as executive officers and directors of our Company:

NAME                   AGE     POSITIONS

Steven Adelstein       54      President and Director
Howard Storfer         45      Executive Vice President and Director
Gus Guilbert, Jr.      41      Secretary, Treasurer and Director
Geoffrey Taylor        59      Director
Franz Skryanz          63      Director
Robert Hussey          53      Chairman of the Board

In September 2001, we removed Howard Storfer as Executive Vice President.

On September 25, 2001, we accepted the resignation of Robert Hussey as Chairman of the Board of Directors.

On September 30, 2001, we accepted the resignation of Gus Guilbert, Jr. as Corporate Secretary and Director.

STEVEN ADELSTEIN Age 54, Co-founder, President, Director and Shareholder. Mr. Adelstein has the primary responsibility for the overall corporate management and operations. Mr. Adelstein is also responsible for the identification of target markets and the development and implementation of the Web sites. As a graduate of University of South Florida, and currently a non-practicing Certified Public Accountant, Mr. Adelstein during the previous 5 years founded in May 1995 Realm Production and Entertainment, Inc., (currently known as emailthatpays.com (EMTP) a publicly traded company) until October 1999, whereby Mr. Adelstein became Chairman of the Board and President of VidKid Distribution, Inc. (VidKid), currently in the process of becoming a publicly held corporation. VidKid was a spin off of the entertainment assets (including but not limited to the 130 episodes of "Howdy Doody", majority owner of a television editing facility and 3D computer animation division) of its parent company (EMTP). Mr. Adelstein has been involved in a variety of entrepreneurial ventures for several years.

GUS GUILBERT, JR. Age 41, Corporate Secretary, Treasurer, Director and Shareholder. After attending the University of Central Florida, Mr. Guilbert obtained his Audio Engineering License and became the Music Producer for Miami based Video Publishing Group (VPG), where he scored and edited music for video and film. With the advent of the Internet, Mr. Guilbert turned his audio and video expertise to media streaming and real time corporate presentations. Mr. Guilbert is presently President of Uptown Studios, a major audio, video, animation and postproduction facility that works with the company to produce and create its audio and video presentations.

Dr. HOWARD STORFER Age 45, Co-founder, Executive Vice President and Director. Dr. Storfer advises the Company on all matters related to strategic planning for corporate development and marketing strategies. Dr. Storfer has long been considered an innovator in Internet and Intranet technology. Dr. Storfer was instrumental in bringing long distance Internet telephone service to Latin America while the international coordinator for the Interworld Computer Technologies/Innomedia "Infotalk" project. Dr. Storfer's distinguished career has included the position of Vice President of Global Marketing for U.S. Computer Corporation, which represented Hewlett Packard Products and Services internationally and most recently Vice President and Chief Operating Officer of Dynamic Imaging Group, a fabricator and distributor of display systems and large format imaging having distribution worldwide. Dr. Storfer is a member of the Broward Community College faculty Business Administration Department where he teaches an E-Commerce Program that he co-authored. He received his Bachelor of Science degree in Marketing from New York Institute of Technology, a Master of Business Administration in International Marketing from the Fort Lauderdale College School of Business at Florida Metropolitan University and his Doctor of Philosophy degree in Business Administration from Columbia State University.

GEOFFREY TAYLOR Age 59, Director. Mr. Taylor is an experienced UK based British management consultant with considerable international experience. He has worked with companies, often start-ups, in diverse fields including biotechnology, IT, computer software marketing, graphic arts, financial services and supermarket retailing. A capable communicator and an accomplished negotiator, he combines an international perspective with strong marketing and administrative capabilities and proven organizational skills. Financially numerate, he has a good working knowledge of investment banking, commercial practice, corporate finance, banking and the international capital markets and venture capital markets of the USA and UK. In the course of his work he has implemented assignments in the USA, the Far East, France, Switzerland and the UK carrying out detailed analyses of companies to determine new corporate strategies and marketing plans, defining existing management strengths and deficiencies, writing business plans and financial projections, structuring equity and debt financings, preparing appropriate memoranda and legal documentation.

FRANZ SKRYANZ Age 63, Director. From December 1995 to July 1999, Mr. Skryanz served as Treasurer and Chief Financial Officer of Nyros Telecom Services, Inc. ("Nyros"), a privately held company with telecom ventures in Russia. Prior to Nyros, he was active as a private consultant to several start up businesses. He has extensive experience both as chief corporate financial officer and as a consultant in all areas of financial management and corporate administration. He has held senior positions in diverse commercial environments and is a seasoned financial executive with a broad background in international business.

ROBERT HUSSEY Age 53, Chairman of the Board. Mr. Hussey was President and CEO of MetroVision of North America, Inc., a niche cable television company, from February 1991 until April 1997, when it merged with York Hannover Health Care, Inc. Mr. Hussey is a director of IVEX Corporation, Digital Data, Inc. and Nur Macroprinters Ltd., as well as on the board of advisors for the Kaufmann Fund, Argentum Capital Partners, I and II, and Josephthal & Company, Inc. Mr. Hussey received an M.B.A. from George Washington University.

Compliance with Section 16(a) of The Exchange Act.

During the fiscal year ended May 31, 2001, based solely upon an examination of the public filings the Company's officers and directors filed reports on Form 4.

ITEM 10. EXECUTIVE COMPENSATION

         The following Summary Compensation Table shows certain compensation paid by the Company for services rendered during fiscal years 2001 and 2000 to our Company's President, Executive Vice President and Secretary, Treasurer.

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation
                            -------------------
Name and                             Annual             Other
Principal Position           Year    Salary ($)    Compensation ($)
--------------------        ------  -----------    ----------------
Steven Adelstein(1)          2001          0           11,000(3)
President and Director       2000          0                0

Howard Storfer(1)            2001          0           11,000(3)
Executive Vice President     2000          0                0
and Director

Gus Guilbert, Jr.(2)         2001          0           11,000(3)
Secretary, Treasurer and     2000          0                0
Director
----------
Note (1): Commencing fiscal year 2002 (June 1, 2001) annual salary is $60,000 Note (2): Commencing fiscal year 2002 (June 1, 2001) annual salary is $30,000 Note (3): Board of Directors fees

2000 Equity Compensation Plan

         During May 2000 we adopted and implemented the "2000 Equity Compensation Plan" and reserved up to 2,000,000 common shares for issuance hereunder. At December 25, 2001 options totaling 600,000 common shares have been issued under this plan at $1.00 per common share in annual installments of 200,000 common shares commencing on November 10, 2000. The options expire on November 10, 2006.

Warrants

         In May 2000, we granted warrants to three directors to acquire an aggregate of 360,000 restricted shares of common stock at an exercise price of $.75 per share. The options become exercisable in three annual installments of 120,000 shares beginning on May 1, 2000, and expire on April 30, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table of stock ownership and notes thereto relate as of March 14, 2002 to the Common Stock of our Company by (i) each person known to be the beneficial owner of more than 5% of such voting security, (ii) each director, (iii) each named executive officer and (iv) all executive officers and directors as a group. The percentages have been calculated by taking into account all shares of Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the shares owned.

                                    Amount and Nature of
Name and Address                    Beneficial Ownership
of Beneficial Owner                 of Class (1)(2)                      Percent
-------------------                 --------------------                 -------
Steven Adelstein (1)                     3,540,000                        24.1%
4950 West Prospect Road
Ft. Lauderdale, FL 33309

Howard Storfer (2)                       1,603,333                        10.9%
4950 West Prospect Road
Ft. Lauderdale, FL 33309

Gus Guilbert, Jr. (3)                      553,372                         3.8%
4950 West Prospect Road
Ft. Lauderdale, FL 33309

Robert Hussey (4)                           47,122                         0.3%
424 Madison Avenue
New York, NY 10017

Tammi Adelstein-Shnider                  1,075,454                         7.3%
4442 Mahogany Ridge Drive
Weston, FL 33331

Todd Adelstein                           1,219,204                         8.3%
1141 SE 7th Court
Apt 303
Dania Beach, FL 33004

Franz A. Skryanz (5)                         9,375                         0.1%
30 East 81st Street
New York, NY 10028

Geoffrey Taylor (6)                          9,375                         0.1%
4 Ash Way, Woolaston,
Gloucestershire GL15 6QA,
England

New Castle Holdings Ltd.                   985,667                         6.7%
c/o Carr & Associates
2701 West Bush Blvd
Tampa, FL 33618

All directors and executive
officers as a group (5 Persons)          5,762,577                        39.2%

--------------
(1) Includes 2,700,000 common shares held by A.U.W., Inc. Does not include options and warrants for 190,000 common shares.
(2) Includes 1,603,333 common shares held by The Storfer Family Trust, Key West Swiss Investment, Pilot House 2nd Floor, West Wing, East Bay Street, Nassau, Bahamas. Does not include options and warrants for 190,000 common shares.
(3) Includes 35,000 common shares held by Tenor Guilbert (Mr. Guilbert's Son). Does not include options for 52,500 common shares.
(4) Does not include options for 280,000 common shares.
(5) Does not include options for 20,000 common shares.
(6) Does not include options for 20,000 common shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A company/shareholder of the Company advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of May 31, 2001, amounts due to this related company amounted to $49,129.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

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

4.1 Form of Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, including form of Warrant. *

4.2           Specimen Common Stock, Warrant and Unit Certificates. *

10.1          1995 Stock Option Plan. *

10.5          Form of Unit Purchase Option between the Registrant and the
              Underwriter. *


(b) The following Reports on Form 8-K were filed by the Registrant during the fiscal year ended May 31, 2001:

         - On November 16, 2000 a Form 8-K was filed detailing (i)Change in name to TheNETdigest.com, Inc., (ii) Increase in the number of authorized Common Stock to fifty million (50,000,000) and the number of Preferred Stock to five million(5,000,000), both with a par value of $0.001 per share. The new CUSIP number for the Common Stock is 88 336 N 109 and the new stock symbol is NETD.

         - On March 12, 2001 a Form 8-K was filed detailing the Acquisition of Planet Health, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2002                    THENETDIGEST.COM, INC.


                                        By: /s/Steven Adelstein
                                            -------------------
                                            Steven Adelstein
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   Signatures                      Title                      Date
   ----------                      -----                      ----

/s/Steven Adelstein        President and Director        March 22, 2002
----------------------
Steven Adelstein