Form 10QSB
period 2001-08-31
NETDIGEST COM INC
filed 2002-04-17
CIK 945081

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:       August 31, 2001
Commission file number:             1-13886




                             THENETDIGEST.COM, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                          38-2655325
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                    Identification No.)



            3200 West Oakland Park Blvd., Lauderdale Lakes, FL 33311
                    (Address of principal executive offices)
                                   (Zip code)

                                 (954) 745- 0077
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes       No  X
                                     ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2002: 36,400,000 shares of common stock, $.001 par value per share.

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                     QUARTERLY PERIOD ENDED August 31, 2001
                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Balance Sheet (Unaudited) - August 31, 2001 ................................3

   Statements of Operations (Unaudited)
     For the Three Months Ended August 31, 2001 and 2000 and for the
     period from Inception (January 21, 2000) to August 31, 2001 ..............4

   Statements of Cash Flows (Unaudited)
     For the Three Months Ended August 31, 2001 and 2000 and for the
     period from Inception (January 21, 2000) to August 31, 2001 ..............5

   Notes to Financial Statements ............................................6-7

   Item 2 - Management's Discussion and Analysis and Plan of Operations ....7-10


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ................................................10

   Item 2 - Changes in Securities ............................................10

   Item 4 - Submission of Matters to a Vote of Security Holders ..............10

   Item 5 - Other Information ................................................10

   Item 6 - Exhibits and Reports on Form 8-K .................................11

   Signatures ................................................................11

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 August 31, 2001



                                     ASSETS

CURRENT ASSETS:
  Cash ...........................................................  $       105
  Prepaid Expenses ...............................................          504
                                                                    -----------
    Total Current Assets .........................................          609

PROPERTY AND EQUIPMENT (Net of accumulated depreciation of $452) .        1,895

OTHER ASSETS:
  Capitalized Costs (Net of accumulated amortization of $4,875) ..        7,693
                                                                    -----------

    Total Assets .................................................  $    10,197
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses ..........................  $   317,524
  Due to Related Parties .........................................       44,069
                                                                    -----------

    Total Current Liabilities ....................................      361,593

NOTES PAYABLE - Related Party ....................................       55,000
                                                                    -----------

    Total Liabilities ............................................      416,593
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Preferred Stock ($.001 Par Value; 5,000,000 Shares Authorized)
    No Shares Issued and Outstanding ) ...........................            -
  Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
    14,700,000 Shares Issued and Outstanding) ....................       14,700
  Additional Paid-in Capital .....................................      817,395
  Accumulated Deficit ............................................   (1,238,491)
                                                                    -----------

    Total Stockholders' Deficit ..................................     (406,396)
                                                                    -----------

    Total Liabilities and Stockholders' Deficit ..................  $    10,197
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                          For the Three   For the Three     For the Period
                                          Months Ended    Months Ended      from Inception
                                           August 31,      August 31,     (January 21, 2000)
                                              2001            2000        to August 31, 2001
                                          ------------    ------------    ------------------
REVENUES .............................    $         -     $         -         $         -
                                          -----------     -----------         -----------
OPERATING EXPENSES:
  Consulting Fees ....................              -          30,000             162,539
  Marketing ..........................          6,250         143,039             213,160
  Professional Fees ..................         17,042          28,013             217,041
  Rent ...............................         18,000           4,500              43,500
  Website Maintenance and Development          20,400          21,658             231,964
  Amortization of Goodwill ...........              -               -             228,265
  Other General and Administrative ...         59,360          25,158             142,022
                                          -----------     -----------         -----------

    Total Operating Expenses .........        121,052         252,368           1,238,491
                                          -----------     -----------         -----------

LOSS FROM OPERATIONS .................       (121,052)       (252,368)         (1,238,491)

PROVISION FOR INCOME TAXES ...........              -               -                   -
                                          -----------     -----------         -----------

NET LOSS .............................    $  (121,052)    $  (252,368)        $(1,238,491)
                                          ===========     ===========         ===========
BASIC AND DILUTED:
    Net Loss Per Common Share: .......    $     (0.01)    $     (0.02)        $     (0.10)
                                          ===========     ===========         ===========

    Weighted Common Shares Outstanding     14,382,609      12,617,581          12,818,482
                                          ===========     ===========         ===========

          See accompanying notes to consolidated financial statements.

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                               For the Three       For the Three        For the Period
                                                                Months Ended        Months Ended        from Inception
                                                                 August 31,          August 31,       (January 21, 2000)
                                                                    2001                2000          to August 31, 2001
                                                               -------------       -------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ..........................................          $(121,052)          $(252,368)          $(1,238,491)

    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation and Amortization ..............              1,075                   -               233,592
           Common Stock Issued for Services ...........                  -             174,969               396,968
           Stock Options Issued to Consultants ........                  -                   -                 4,637

           (Increase) Decrease in:
              Prepaid Expenses ........................               (288)             (6,000)                8,391

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses ...            121,187              13,379               382,424
              Due to Related Parties ..................             (5,060)             (7,539)               44,069
                                                                 ---------           ---------           -----------

Net Cash Flows Used in Operating Activities ...........             (4,138)            (77,559)             (168,410)
                                                                 ---------           ---------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Received from Acquisition ....................                  -                   -                 7,743
    Purchase of Property and Equipment ................                  -                   -                (2,347)
    Increase in Capitalized Costs .....................               (881)             (5,155)              (12,568)
                                                                 ---------           ---------           -----------

Net Cash Flows Used in Investing Activities ...........               (881)             (5,155)               (7,172)
                                                                 ---------           ---------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Notes Payable - Related Party .......              5,000                   -                55,000
    Proceeds from Sale of Common Stock ................                  -              96,120               120,687
                                                                 ---------           ---------           -----------

Net Cash Flows Provided by Financing Activities .......              5,000              96,120               175,687
                                                                 ---------           ---------           -----------

Net Increase (Decrease) in Cash .......................                (19)             13,406                   105

Cash - Beginning of Period ............................                124               1,258                     -
                                                                 ---------           ---------           -----------

Cash - End of Period ..................................          $     105           $  14,664           $       105
                                                                 =========           =========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ...........................................          $       -           $       -           $         -
                                                                 =========           =========           ===========

   Income Taxes .......................................          $       -           $       -           $         -
                                                                 =========           =========           ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Issued for Debt ..........................          $ 100,000           $       -           $   100,000
                                                                 =========           =========           ===========

          See accompanying notes to consolidated financial statements.

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The results of operations for the three months ended August 31, 2001 are not necessarily indicative of the results for the full fiscal year ending May 31, 2002. These financial statements should be read in conjunction with the financial statements for the year ended May 31, 2001 and notes thereto contained in the Report on Form 10-KSB of the NETdigest.com, Inc. (the "Company") as filed with the Securities and Exchange Commission.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of August 31, 2001, amounts due to these related companies and individuals amounted to $44,069.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

The Company borrowed $55,000 from a company related through common ownership. The note is payable on November 30, 2002 and bears interest at 9.6% per annum.

NOTE 4 - STOCKHOLDERS' EQUITY

COMMON STOCK

During August 2001, the Company issued 400,000 shares of common stock for debt amounting to $100,000.

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2001

NOTE 5 - SUBSEQUENT EVENT

On October 31, 2001, the Company entered into an agreement to effectuate the rescission of a prior agreement that resulted in the transfer of certain rights from Physician's Optimal Health Care Plan to Planet Health, Inc. a wholly owned subsidiary of the Company. In exchange for the return of the Company's rights and privileges for the use of a certain product, 885,758 shares of common stock of the Company was remitted back to the Company. These shares were recorded as treasury stock on the accompanying financial statements at their fair market value of $.01 per share. The Company expects to cancel these shares in May 2002.

On March 26, 2002, the Company entered into a consulting agreement with Genesis Systems, Inc. for financial assistance in obtaining a suitable merger candidate for the Company to acquire and to facilitate reorganization thereafter. Services will include, but are not limited to:

      - Negotiating settlements and paying off all of the liabilities listed on Company's accounts payable.
      - Operational management of Company until a merger with a suitable candidate is completed
      - Financial management of Company until a merger with a suitable candidate is completed, including filing of required reports for the SEC.
      - Completing auditing and all filings necessary to bring Company from the "Pink Sheets" to the OTC Bulletin Board
      - Completing all Due Diligence and auditing of potential merger candidates
      - Managing investor relations, including all communications with investors, writing and distributing press releases, and all media contacts
      - Being responsible for all legal and accounting fees that are associated with the merger and reorganization.

As consideration, the Company shall pay Consultant a consulting fee in the form of ten million (10,000,000) restricted shares of Company's publicly traded stock. In the event that a merger closing does not take place on or before June 30, 2002, all shares will be returned to the Company at its request.

On March 26, 2002, the Company issued 12,585,758 shares of common stock for debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

On February 15, 2001, we acquired 100% of the outstanding stock of Planet Health, Inc. (Planet) in exchange for 800,000 shares of Company stock with a fair value of $240,000. Planet is a development stage company and has no revenues. Planet was engaged in the development, marketing and operation of specifically formulated vitamins and other products primarily for a focused and specifically defined groups. We accounted for this acquisition using the purchase method of accounting and, accordingly, the operating results of Planet have been included in our consolidated financial statements since the date of acquisition. We intended to market Planet's products through our varied quality health and medical related digest web sites that focus on specific illnesses and conditions. In October 2001, the Company effectuated the rescission of an Agreement that resulted in the transfer of certain rights from Physician's Optimal Health Care Plan ("POHCP") to Planet Health Inc., a whole owned unit of the Company. Pursuant to a Memorandum of Agreement, all rights and privileges for the use, advertisement, sale, formulation, or trademark of Vpak51 acquired by the Company shall revert back to POHCP in exchange for the surrender and return of 885,758 shares of the Company's common stock to the Company.

In September 2001, the members of the Board of Directors of theNETdigest.com Inc. deemed it to be in the Company's best interest and in the interest of its shareholders, for the Company to change direction of the Company's business plan primarily as a result of the challenges of the economic downturn. In order for the Company to remain in the internet publishing industry, the Company would have to raise substantial working capital, which is not deemed feasible by the Board of Directors at this time. Our Company currently has limited business activity which includes the operation of www.theDIABETICdigest.com, www.theARTHRITISdigest.com and www.theVITAMINdigest.com, as well as, correcting deficiencies in filing obligations under the Exchange Act and maintenance of our corporate existence. As soon as our Company has become current in its filing obligations under the Exchange Act, it plans to either obtain the capital required to continue business operations, and or to acquire complementary businesses in exchange for shares of our Company's common stock. However, no assurances can be provided that such business plan can be attained.

In September 2001, TheNETdigest.com, Inc. removed Howard Storfer as Executive Vice President. On April 1, 2002, TheNETdigest.com, Inc. accepted the resignation of Howard Storfer as Director of the Company's Board of Directors.

On September 25, 2001, TheNETdigest.com, Inc. accepted the resignation of Robert Hussey as Chairman of the Board of Directors.

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

SUMMARY OF OPERATIONS

During May 2000, pursuant to an Agreement and Plan of Reorganization by and between Cam Design, Inc. and the shareholders of theNETdigest.com, Inc., it was agreed that we may issue a maximum of 12,250,000 shares of our common stock to the shareholders of theNETdigest in exchange for each and every share of the capital stock of theNETdigest. As a result of the exchange of shares, theNETdigest became our wholly owned subsidiary. TheNETdigest, which was founded on January 21, 2000, has, since its inception, been engaged in the development of websites. TheNETdigest has as yet not generated any revenues. Its net loss for the period from inception (January 21, 2000) to August 31, 2001 amounted to $1,238,491. These losses consist of website development and maintenance costs, professional fees, general operating and marketing expenses, and the write-off of goodwill amounting to $228,264 associated with the acquisition of Planet Health, Inc.

As a result of the foregoing factors, we incurred losses of $121,052 or ($.01) per share for the three months ended August 31, 2001 as compared to a net loss 0f $252,369 or ($.02) per share for the three months ended August 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2001, we had a stockholders' deficit of $406,396. Our operations and growth have been funded by advances from related parties and the sale of common stock with gross proceeds of approximately $118,000. These funds were used for working capital, capital expenditures, and the acquisition of domain names.

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

Net cash used in operations for the three months ended August 31, 2001 was $4,138 and was primarily attributable to the loss from operations for the three months ended August 31, 2001 of $121,052 offset primarily by an increase in accounts payable of $121,187, as compared to net cash used in operations of $77,559 for the three months ended August 31, 2000.

Net cash used in investing activities for the three months ended August 31, 2001 was $881 as compared to net cash used in investing activities of $5,155 for the three months ended August 31, 2000. During the three months ended August 31, 2000, cash used by investing activities was attributable to the registration of domain names.

Net cash provided by financing activities for the three months ended August 31, 2001 was $5,000 attributable to proceeds from a related party note payable, as compared to net cash from financing activities of $96,120 for the three months ended August 31, 2000, which was attributable to the sale of common stock.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

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

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not involved in any material litigation

Item 2. CHANGES IN SECURITIES

During August 2001, the Company issued 400,000 shares of common stock for debt amounting to $100,000.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

On October 5, 2001 TheNETdigest.com, Inc. engaged Feldman Sherb & Co., P.C. as principal accountant. Liebman Goldberg & Drogin LLP ("LGD"), was terminated on October 5, 2001 based on the estimation of fees to be charged for the audit period ending Aug. 31, 2001, as well as, the timing of completion of the audit as a result of the events of Sep. 11th. The opinion issued by LGD for reports on financial statements for 1999 and 2000 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles, except that it did included a going concern paragraph in 1999 and 2000.

The company did not have any disagreements with LGD pertaining to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during 1999 and 2000 and during the interim period through the date the relationship ended on October 5, 2001.

On March 26, 2002, we entered into a Consulting Agreement with Genesis Systems, Inc. (GS) whereby GS will actively seek a business combination for our company and GS will receive 10,000,000 restricted common shares of the our company stock, if a closing takes place on or before June 30, 2002.

On March 26, 2002, our Board of Directors approved and authorized to settle debt by issuing restricted common shares at the following conversion rates:

        Accruals to Officers and Directors         $0.0625 per share
        Accounts Payable and Other                 $0.03125 per share
        Notes Payable                              $0.015625 per share

The following shares have been issued for settlement of debt and agreement obligations:
                                                 Liability       Shares Issued
                                               -----------       -------------
  Existing Outstanding Shares .................      -             13,814,242
  Accruals to Officers and Directors ..........$155,512.87          2,488,205
  Accounts Payable and Other .................. 198,348.51          6,347,153
  Notes Payable ...............................  58,600.00          3,750,400
  Genesis Systems Consulting Agreement ........      -             10,000,000
                                                                   ----------
  Total Shares Outstanding at March 26, 2002 ....................  36,400,000
                                                                   ==========

On April 1, 2002, we accepted the resignation of Howard Storfer as a Director of the Company's Board of Directors.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits

        Exhibit 10.0 - Consulting Agreement with Genesis Systems, Inc. effectuated March 26, 2002, filed herein.

        b. Reports on Form 8-K

        There were no current reports on Form 8-K filed by the Company during the three months ended August 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THENETDIGEST.COM, INC.

Dated:  April 16, 2002                 By: /s/ Steven Adelstein
                                           --------------------
                                           Steven Adelstein
                                           Chief Executive Officer and President