Form 10QSB
period 2001-11-30
NETDIGEST COM INC
filed 2002-04-17
CIK 945081

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:       November 30, 2001
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 5, 2002: 36,400,000 shares of common stock, $.001 par value per share.

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED November 30, 2001
                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Balance Sheet (Unaudited) - November 30, 2001 ..............................3

   Statements of Operations (Unaudited)
     For the Three and Six Months Ended November 30, 2001 and 2000 and
     for the period from Inception (January 21, 2000) to November 30, 2001 ....4

   Statements of Cash Flows (Unaudited)
     For the Six Months Ended November 30, 2001 and 2000 and
     for the period from Inception (January 21, 2000) to November 30, 2001 ....5

   Notes to Financial Statements ............................................6-7

   Item 2 - Management's Discussion and Analysis and Plan of Operations ....7-10


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ................................................11

   Item 2 - Changes in Securities ............................................11

   Item 4 - Submission of Matters to a Vote of Security Holders ..............11

   Item 5 - Other Information ................................................11

   Item 6 - Exhibits and Reports on Form 8-K .................................12

   Signatures ................................................................12

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                November 30, 2001



                                     ASSETS

CURRENT ASSETS:
  Cash ...........................................................  $       270
  Prepaid Expenses ...............................................          432
                                                                    -----------

    Total Current Assets .........................................          702

OTHER ASSETS:
  Capitalized Costs (Net of accumulated amortization of $5,850) ..        6,718
                                                                    -----------

    Total Assets .................................................  $     7,420
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses ..........................  $   384,073
  Due to Related Parties .........................................       58,789
                                                                    -----------

    Total Current Liabilities ....................................      442,862

NOTES PAYABLE - Related Party ....................................       55,000
                                                                    -----------

    Total Liabilities ............................................      497,862
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Preferred Stock ($.001 Par Value; 5,000,000 Shares Authorized)
    No Shares Issued and Outstanding ) ...........................            -
  Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
    14,700,000 Shares Issued and Outstanding) ....................       14,700
  Additional Paid-in Capital .....................................      817,395
  Treasury Stock (885,758 Shares) ................................         (886)
  Accumulated Deficit ............................................   (1,321,651)
                                                                    -----------

    Total Stockholders' Deficit ..................................     (490,442)
                                                                    -----------

    Total Liabilities and Stockholders' Deficit ..................  $     7,420
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                                         For the Period
                                          For the Three Months Ended      For the Six Months Ended       from Inception
                                                 November 30,                   November 30,            (January 21, 2000)
                                          --------------------------     ---------------------------           to
                                             2001           2000             2001            2000       November 30, 2001
                                          -----------    -----------     -----------     -----------    -----------------
REVENUES ............................     $        -     $         -     $         -     $         -      $          -
                                          -----------    -----------     -----------     -----------      ------------

OPERATING EXPENSES:
  Consulting Fees ...................          2,500          32,244           2,500          62,244           165,039
  Marketing .........................              -               -           6,250         143,039           213,160
  Professional Fees .................         22,084          44,624          39,126          82,637           239,125
  Rent ..............................          9,000           4,500          27,000           9,000            52,500
  Website Maintenance and Development         14,800          38,640          35,200          60,298           246,764
  Amortization of Goodwill ..........              -               -               -               -           228,265
  Other General and Administrative ..         33,576          15,409          92,936          30,567           175,598
                                          -----------    -----------     -----------     -----------      ------------

    Total Operating Expenses ........         81,960         135,417         203,012         387,785         1,320,451
                                          -----------    -----------     -----------     -----------      ------------

LOSS FROM OPERATIONS ................        (81,960)       (135,417)       (203,012)       (387,785)       (1,320,451)

INTEREST EXPENSE ....................         (1,200)              -          (1,200)              -            (1,200)
                                          -----------    -----------     -----------     -----------      ------------

NET LOSS ............................     $  (83,160)    $  (135,417)    $  (204,212)    $  (387,785)     $ (1,321,651)
                                          ===========    ===========     ===========     ===========      ============
BASIC AND DILUTED:

  Net Loss Per Common Share: ........     $    (0.01)    $     (0.01)    $     (0.01)    $     (0.03)     $      (0.09)
                                          ===========    ===========     ===========     ===========      ============

  Weighted Common Shares Outstanding      14,700,000      13,172,033      14,540,437      12,894,112        14,368,065
                                          ===========    ===========     ===========     ===========      ============

          See accompanying notes to consolidated financial statements.

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                          For the Six Months Ended       For the Period
                                                                November 30,             from Inception
                                                           -----------------------     (January 21, 2000)
                                                              2001         2000        to November 30, 2001
                                                           ---------     ---------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ..........................................    $(204,212)    $(387,785)        $(1,321,651)

    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation and Amortization ..............        2,150            50             234,667
           Common Stock Issued for Services ...........            -       234,600             396,968
           Stock Options Issued to Consultants ........            -             -               4,637
           Gain on Sale of Property and Equipment .....       (2,221)            -              (2,221)
           Increase in Treasury Stock .................         (886)            -                (886)

           (Increase) Decrease in:
              Prepaid Expenses ........................         (216)        4,500               8,463

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses ...      187,736        40,939             448,973
              Due to Related Parties ..................       13,676        (2,080)             62,805
                                                           ---------     ---------         -----------

Net Cash Flows Used in Operating Activities ...........       (3,973)     (109,776)           (168,245)
                                                           ---------     ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Received from Acquisition ....................            -             -               7,743
    Purchase of Property and Equipment ................            -        (2,347)             (2,347)
    Increase in Capitalized Costs .....................         (881)       (5,501)            (12,568)
                                                           ---------     ---------         -----------

Net Cash Flows Used in Investing Activities ...........         (881)       (7,848)             (7,172)
                                                           ---------     ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Notes Payable - Related Party .......        5,000             -              55,000
    Proceeds from Sale of Common Stock ................            -       116,787             120,687

Net Cash Flows Provided by Financing Activities .......        5,000       116,787             175,687
                                                           ---------     ---------         -----------

Net Increase (Decrease) in Cash .......................          146          (837)                270

Cash - Beginning of Period ............................          124         1,258                   -
                                                           ---------     ---------         -----------

Cash - End of Period ..................................    $     270     $     421         $       270
                                                           =========     =========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ...........................................    $       -     $       -         $         -
                                                           =========     =========         ===========
   Income Taxes .......................................    $       -     $       -         $         -
                                                           =========     =========         ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Issued for Services ......................    $       -     $ 321,969         $         -
                                                           =========     =========         ===========
Common Stock Issued for Debt ..........................    $ 100,000     $       -         $   100,000
                                                           =========     =========         ===========

          See accompanying notes to consolidated financial statements.

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The results of operations for the six months ended November 30, 2001 are not necessarily indicative of the results for the full fiscal year ending May 31, 2002. These financial statements should be read in conjunction with the financial statements for the year ended May 31, 2001 and notes thereto contained in the Report on Form 10-KSB of the NETdigest.com, Inc. (the "Company") as filed with the Securities and Exchange Commission.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of November 30, 2001, amounts due to these related companies and individuals amounted to $58,789.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

The Company borrowed $55,000 from a company related through common ownership. The note is payable on November 30, 2002 and bears interest at 9.6% per annum.

                            THENETDIGEST.COM, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2001

NOTE 4 - STOCKHOLDERS' EQUITY

COMMON STOCK

On October 31, 2001, the Company entered into an agreement to effectuate the rescission of a prior agreement that resulted in the transfer of certain rights from Physician's Optimal Health Care Plan to Planet Health, Inc. a wholly owned subsidiary of the Company. In exchange for the return of the Company's rights and privileges for the use of a certain product, 885,758 shares of common stock of the Company were remitted back to the Company. These shares were recorded as treasury stock on the accompanying financial statements at their fair market value of $.01 per share. The Company expects to cancel these shares in May 2002.

NOTE 5 - SUBSEQUENT EVENT

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

As consideration, the Company paid the Consultant a consulting fee in the form of ten million (10,000,000) restricted shares of Company's publicly traded stock. In the event that a merger closing does not take place on or before June 30, 2002, all shares will be returned to the Company at its request.

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

SUMMARY OF OPERATIONS

During May 2000, pursuant to an Agreement and Plan of Reorganization by and between Cam Design, Inc. and the shareholders of theNETdigest.com, Inc., it was agreed that we may issue a maximum of 12,250,000 shares of our common stock to the shareholders of theNETdigest in exchange for each and every share of the capital stock of theNETdigest. As a result of the exchange of shares, theNETdigest became our wholly owned subsidiary. TheNETdigest, which was founded on January 21, 2000, has, since its inception, been engaged in the development of websites. TheNETdigest has as yet not generated any revenues. Its net loss for the period from inception (January 21, 2000) to November 30, 2001 amounted to $1,321,651. These losses consist of website development and maintenance costs, professional fees, general operating and marketing expenses, and the write-off of goodwill amounting to $228,264 associated with the acquisition of Planet Health, Inc.

As a result of the foregoing factors, we incurred losses of $204,212 or ($.01) per share for the six months ended November 30, 2001 as compared to a net loss of $387,785 or ($.03) per share for the six months ended November 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2001, we had a stockholders' deficit of $490,442. Our operations and growth have been funded by advances from related parties and the sale of common stock with gross proceeds of approximately $121,000. These funds were used for working capital, capital expenditures, and the acquisition of domain names.

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

Net cash used in operations for the six months ended November 30, 2001 was $3,973 and was primarily attributable to the loss from operations for the six months ended November 30, 2001 of $204,212 offset primarily by an increase in accounts payable of $187,736, as compared to net cash used in operations of $109,776 for the six months ended November 30, 2000.

Net cash used in investing activities for the six months ended November 30, 2001 was $881 as compared to net cash used in investing activities of $7,848 for the six months ended November 30, 2000. During the six months ended November 30, 2000, cash used by investing activities was attributable to the registration of domain names and the purchase of a computer.

Net cash provided by financing activities for the six months ended November 30, 2001 was $5,000 attributable to proceeds from a related party note payable, as compared to net cash from financing activities of $116,787 for the six months ended November 30, 2000, which was attributable to the sale of common stock.

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

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not involved in any material litigation

Item 2. CHANGES IN SECURITIES

On October 31, 2001, the Company entered into an agreement to effectuate the rescission of a prior agreement that resulted in the transfer of certain rights from Physician's Optimal Health Care Plan to Planet Health, Inc. a wholly owned subsidiary of the Company. In exchange for the return of the Company's rights and privileges for the use of a certain product, 885,758 shares of common stock of the Company were remitted back to the Company. These shares were recorded as treasury stock on the accompanying financial statements at their fair market value of $.01 per share. The Company expects to cancel these shares in May 2002.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

On October 5, 2001 TheNETdigest.com, Inc. engaged Feldman Sherb & Co., P.C. as principal accountant. Liebman Goldberg & Drogin LLP ("LGD"), was terminated on October 5, 2001 based on the estimation of fees to be charged for the audit period ending Aug. 31, 2001, as well as, the timing of completion of the audit as a result of the events of Sep. 11th. The opinion issued by LGD for reports on financial statements for 1999 and 2000 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles, except that it did included a going concern paragraph in 1999 and 2000. The company did not have any disagreements with LGD pertaining to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during 1999 and 2000 and during the intrim period through the date the relationship ended on October 5, 2001.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits

        Exhibit 10.0 - Consulting Agreement with Genesis Systems, Inc. effectuated March 26, 2002 filed as an exhibit to the Company's Form 10-KSB for period ended August 31, 2001 filed April 16, 2002, incorporated herein by reference.

        b. Reports on Form 8-K

        Our Company filed a current report on Form 8-K on October 25, 2001, which in Items 4, 5 and 6 reported change in auditors, a relocation of the Company, a change in business direction, and the resignation of certain officers and directors.

        Our Company filed a current report on Form 8-K/A on November 6, 2001 and on November 14, 2001, which in Item 4 was amended regarding a change in auditors.

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