Form 10QSB
period 2002-02-28
NETDIGEST COM INC
filed 2002-04-17
CIK 945081

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:       February 28, 2002
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 15, 2002: 36,400,000 shares of common stock, $.001 par value per share.

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED February 28, 2002
                                      INDEX



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Balance Sheet (Unaudited) - February 28, 2002 ..............................3

   Statements of Operations (Unaudited)
     For the Three and Nine Months Ended February 28, 2002 and 2001 and
     for the period from Inception (January 21, 2000) to February 28, 2002 ....4

   Statements of Cash Flows (Unaudited)
     For the Nine Months Ended February 28, 2002 and 2001 and for the
     period from Inception (January 21, 2000) to February 28, 2002 ............5

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

   Item 4 - Submission of Matters to a Vote of Security Holders ..............11

   Item 5 - Other Information ................................................11

   Item 6 - Exhibits and Reports on Form 8-K .................................12

   Signatures ................................................................12

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                February 28, 2002



                                     ASSETS

CURRENT ASSETS:
  Cash ..........................................................   $       188
                                                                    -----------

    Total Current Assets ........................................           188

OTHER ASSETS:
  Capitalized Costs (Net of accumulated amortization of $6,925) .         5,643
                                                                    -----------

    Total Assets ................................................   $     5,831
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses .........................   $   467,301
  Due to Related Parties ........................................        67,789
                                                                    -----------

    Total Current Liabilities ...................................       535,090

NOTES PAYABLE - Related Party ...................................        55,000
                                                                    -----------

    Total Liabilities ...........................................       590,090
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Preferred Stock ($.001 Par Value; 5,000,000 Shares Authorized)
    No Shares Issued and Outstanding ) ..........................             -
  Common Stock ($.001 Par Value; 50,000,000 Shares Authorized;
    14,700,000 Shares Issued and Outstanding) ...................        14,700
  Additional Paid-in Capital ....................................       817,395
  Treasury Stock (885,758 Shares) ...............................          (886)
  Accumulated Deficit ...........................................    (1,415,468)
                                                                    -----------

    Total Stockholders' Deficit .................................      (584,259)
                                                                    -----------

    Total Liabilities and Stockholders' Deficit .................   $     5,831
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                         For the Period
                                          For the Three Months Ended      For the Nine Months Ended       from Inception
                                                 February 28,                   February 28,            (January 21, 2000)
                                          --------------------------     ---------------------------           to
                                             2002           2001             2002            2001       February 28,, 2002
                                          -----------    -----------     -----------     -----------    -----------------
REVENUES ............................     $        -     $         -     $         -     $         -      $          -
                                          -----------    -----------     -----------     -----------      ------------

OPERATING EXPENSES:
  Consulting Fees ....................        29,375           2,612          31,875          64,856           194,414
  Marketing ..........................         1,000          38,515           7,250         181,554           214,160
  Professional Fees ..................        32,312          43,462          71,438         126,099           271,437
  Rent ...............................         4,500           4,500          31,500          13,500            57,000
  Website Maintenance and Development          2,700          24,175          37,900          84,473           249,464
  Amortization of Goodwill ...........             -               -               -               -           228,265
  Other General and Administrative ...        22,730          22,504         115,666          53,071           198,328
                                          -----------    -----------     -----------     -----------      ------------

    Total Operating Expenses .........        92,617         135,768         295,629         523,553         1,413,068
                                          -----------    -----------     -----------     -----------      ------------

LOSS FROM OPERATIONS .................       (92,617)       (135,768)       (295,629)       (523,553)       (1,413,068)

INTEREST EXPENSE .....................        (1,200)              -          (2,400)              -            (2,400)
                                          -----------    -----------     -----------     -----------      ------------

NET LOSS .............................    $  (93,817)    $  (135,768)    $  (298,029)    $  (523,553)     $ (1,415,468)
                                          ===========    ===========     ===========     ===========      ============
BASIC AND DILUTED:
    Net Loss Per Common Share: .......    $    (0.01)    $     (0.01)    $     (0.02)    $     (0.04)     $      (0.10)
                                          ===========    ===========     ===========     ===========      ============

    Weighted Common Shares Outstanding    14,700,000      13,365,556      14,593,040      13,049,533        14,368,065
                                          ===========    ===========     ===========     ===========      ============

          See accompanying notes to consolidated financial statements.

                      THENETDIGEST.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                          For the Nine Months Ended       For the Period
                                                                February 28,             from Inception
                                                           -----------------------     (January 21, 2000)
                                                              2002         2001        to February 28, 2002
                                                           ---------     ---------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ..........................................    $(298,029)    $(523,553)        $(1,415,468)

    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation and Amortization ..............        3,225         1,118             235,742
           Common Stock Issued for Services ...........            -       234,600             396,968
           Stock Options Issued to Consultants ........            -             -               4,637
           Gain on Sale of Property and Equipment .....       (2,221)            -              (2,221)
           Increase in Treasury Stock .................         (886)            -                (886)

           (Increase) Decrease in:
              Prepaid Expenses ........................          216        52,570               8,895

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses ...      270,964        78,481             532,201
              Due to Related Parties ..................       22,676        39,304              71,805
                                                           ---------     ---------         -----------

Net Cash Flows Used in Operating Activities ...........       (4,055)     (117,480)           (168,327)
                                                           ---------     ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Received from Acquisition ....................            -         7,743               7,743
    Purchase of Property and Equipment ................            -        (2,347)             (2,347)
    Increase in Capitalized Costs .....................         (881)       (5,500)            (12,568)
                                                           ---------     ---------         -----------

Net Cash Flows Used in Investing Activities ...........         (881)         (104)             (7,172)
                                                           ---------     ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Notes Payable - Related Party .......        5,000             -              55,000
    Proceeds from Sale of Common Stock ................            -       116,787             120,687

Net Cash Flows Provided by Financing Activities .......        5,000       116,787             175,687
                                                           ---------     ---------         -----------

Net Increase (Decrease) in Cash .......................           64          (797)                188

Cash - Beginning of Period ............................          124         1,258                   -
                                                           ---------     ---------         -----------

Cash - End of Period ..................................    $     188     $     461         $       188
                                                           =========     =========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ...........................................    $       -     $       -         $         -
                                                           =========     =========         ===========
   Income Taxes .......................................    $       -     $       -         $         -
                                                           =========     =========         ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Issued for Future Services ...............    $       -     $  87,369         $         -
                                                           =========     =========         ===========
Common Stock Issued for Debt ..........................    $ 100,000     $       -         $   100,000
                                                           =========     =========         ===========

          See accompanying notes to consolidated financial statements.

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The results of operations for the nine months ended February 28, 2002 are not necessarily indicative of the results for the full fiscal year ending May 31, 2002. These financial statements should be read in conjunction with the financial statements for the year ended May 31, 2001 and notes thereto contained in the Report on Form 10-KSB of the NETdigest.com, Inc. (the "Company") as filed with the Securities and Exchange Commission.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of February 28, 2002, amounts due to these related companies and individuals amounted to $67,789.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

The Company borrowed $55,000 from a company related through common ownership. The note is payable on November 30, 2002 and bears interest at 9.6% per annum.

                             THENETDIGEST.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2002

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

SUMMARY OF OPERATIONS

During May 2000, pursuant to an Agreement and Plan of Reorganization by and between Cam Design, Inc. and the shareholders of theNETdigest.com, Inc., it was agreed that we may issue a maximum of 12,250,000 shares of our common stock to the shareholders of theNETdigest in exchange for each and every share of the capital stock of theNETdigest. As a result of the exchange of shares, theNETdigest became our wholly owned subsidiary. TheNETdigest, which was founded on January 21, 2000, has, since its inception, been engaged in the development of websites. TheNETdigest has as yet not generated any revenues. Its net loss for the period from inception (January 21, 2000) to February 28, 2002 amounted to $1,415,468. These losses consist of website development and maintenance costs, professional fees, general operating and marketing expenses, and the write-off of goodwill amounting to $228,264 associated with the acquisition of Planet Health, Inc.

As a result of the foregoing factors, we incurred losses of $298,029 or ($.02) per share for the nine months ended February 28, 2002 as compared to a net loss of $523,553 or ($.04) per share for the nine months ended February 28, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2002, we had a stockholders' deficit of $584,259. Our operations and growth have been funded by advances from related parties and the sale of common stock with gross proceeds of approximately $121,000. These funds were used for working capital, capital expenditures, and the acquisition of domain names.

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

Net cash used in operations for the nine months ended February 28, 2002 was $4,053 and was primarily attributable to the loss from operations for the nine months ended February 28, 2002 of $298,029 offset primarily by an increase in accounts payable of $270,964, as compared to net cash used in operations of $117,480 for the nine months ended February 28, 2001.

Net cash used in investing activities for the nine months ended February 28, 2002 was $881 as compared to net cash used in investing activities of $104 for the nine months ended February 28, 2001. During the nine months ended February 28, 2001, cash used by investing activities was attributable to the registration of domain names and the purchase of a computer offset by cash received from an acquisition of $7,743..

Net cash provided by financing activities for the nine months ended February 28, 2002 was $5,000 attributable to proceeds from a related party note payable, as compared to net cash from financing activities of $116,787 for the nine months ended February 28, 2001, which was attributable to the sale of common stock.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits

        Exhibit 10.0 - Consulting Agreement with Genesis Systems, Inc. effectuated March 26, 2002 filed as an exhibit to the Company's Form 10-QSB for period ended August 31, 2001 filed April 16, 2002, incorporated herein by reference.

        b. Reports on Form 8-K

        None

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